Form 10-Q
period 1995-09-30
KESTREL ENERGY INC
filed 1995-11-20
CIK 312842

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 1995

                                    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from -------------- to
    --------------

                      Commission File Number:  0-9261

                           KESTREL ENERGY, INC.
          (Exact name of registrant as specified in its charter)

          Colorado                                84-0772451
(State of other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)

999 18th Street, Suite 1100, Denver, CO              80202
(Address of principal executive offices)          (Zip Code)

                               (303)295-0344
           (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]   No [ ]



                   APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of common stock, as of September 30, 1995: 1,901,850

                           KESTREL ENERGY, INC.
                              AND SUBSIDIARY
          (A Subsidiary of Victoria International Petroleum N.L.)

                  INDEX TO UNAUDITED FINANCIAL STATEMENTS


                                                                       Page
PART I.     FINANCIAL INFORMATION


     Item 1.   Consolidated Balance Sheets as of September 30, 1995
               and June 30, 1995                                          3

               Consolidated Statements of Operations for the Three
               Months Ended September 30, 1995 and 1994                   4

               Consolidated Statements of Cash Flows for the Three
               Months Ended September 30, 1995 and 1994                   5

               Notes to Consolidated Financial Statements                 6


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        7


PART II.    OTHER INFORMATION

     Item 1.   Legal Proceedings                                          9

     Item 2.   Changes in Securities                                      9

     Item 3.   Defaults Upon Senior Securities                            9

     Item 4.   Submission of Matters to a Vote of Security Holders        9

     Item 5.   Other Information                                          9

     Item 6.   Exhibits and Reports of Form 8-K                           9

     Signatures                                                          10

                      PART I.   FINANCIAL INFORMATION


ITEM 1.  Financial Statements

KESTREL ENERGY, INC.
AND SUBSIDIARY
(A Subsidiary of Victoria International Petroleum N.L.)
CONSOLIDATED BALANCE SHEETS as of September 30, 1995 and June 30, 1995
(Unaudited)


ASSETS                                      September 30,       June 30,
                                                1995              1995
------------------------------              -------------       --------
CURRENT ASSETS:
   Cash and cash equivalents                $  698,230        $  776,141
   Short term investments                      397,938           296,474
   Due from related party                       22,642            22,804
   Accounts receivable                         136,775           151,224
   Other assets                                 18,080             2,219
                                            -----------       -----------
         Total current assets                1,273,665         1,248,862
                                           ------------       -----------

OIL AND GAS PROPERTIES, NET, AT COST
   Successful efforts methods
      of accounting:
         Unproved                              235,280           234,833
         Proved                              4,075,612         4,070,059
   Furniture and Equipment                      54,503            54,331
                                            -----------       -----------
                                             4,365,395         4,359,223

   Accumulated depreciation and depletion   (1,401,603)       (1,322,857)
                                            -----------       -----------
   Net property and equipment                2,963,792         3,036,366
                                            -----------       -----------

         Total assets                       $4,237,457        $4,285,228
                                            ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade accounts payable                   $  123,676        $  106,747
   Accrued liabilities                          58,107           106,256
                                            -----------       -----------
         Total current liabilities             181,783           213,003
                                            -----------       -----------

STOCKHOLDERS' EQUITY:
   Preferred Stock, $1 par value;
         1,000,000 shares authorized,
          none issued at September 30, 1995
   Common Stock, no par value;
         20,000,000 shares authorized,
          1,901,850 issued at
          September 30, 1995                 8,375,350         8,333,725
   Accumulated deficit                      (4,307,891)       (4,249,715)
                                            -----------       -----------
                                             4,067,459         4,084,010

   Treasury Stock, at cost, 1,010 shares       (11,785)          (11,785)
         Total stockholders'equity          4,055,674         4,072,225
                                            -----------       -----------
         Total liabilities and
         stockholders' equity               $4,237,457        $4,285,228
                                            ===========       ===========

KESTREL ENERGY, INC.
AND SUBSIDIARY
(A Subsidiary of Victoria International Petroleum N.L.)
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED September 30, 1995 and 1994
(Unaudited)

                                                   Three months ended
                                                      September 30,
                                                 1995              1994
REVENUE
   Oil and gas sales                        $  257,938        $  338,135
   Interest                                     12,894             2,978
   Gain on sale of property and equipment        2,888               -
   Other income                                  1,449             8,383
                                            -----------       -----------
         TOTAL REVENUES                        275,169           349,496
                                            -----------       -----------
COSTS AND EXPENSES

   Production and operating                    140,719           185,110
   Abandonment costs                            10,471               -
   Depreciation and depletion                   78,746            88,641
   General and administrative                  103,411            94,987
   Interest expense                                -              11,310
                                            -----------       -----------
         TOTAL EXPENSE                         333,347           380,048
                                            -----------       -----------


         NET (LOSS)                         $  (58,178)       $  (30,552)
                                            -----------       -----------

         NET (LOSS) PER COMMON
         AND COMMON EQUIVALENT SHARE            ($0.03)           ($0.02)
                                            ===========       ===========

         WEIGHTED AVERAGE COMMON
         AND COMMON EQUIVALENT
         SHARES OUTSTANDING                  1,965,578         1,397,984
                                            ===========       ===========

KESTREL ENERGY, INC.
AND SUBSIDIARY
(A Subsidiary of Victoria International Petroleum N.L.)
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED September 30, 1995 and 1994
(Unaudited)

                                          September 30,     September 30,
                                              1995              1994
                                          -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                                  $  (58,178)       $  (30,552)

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and depletion                      78,746            88,641
Gain on sale of property and equipment, net     (2,888)              -
Increase (decrease) in accounts receivable
  relating to operations                        14,449           (20,071)
(Increase) decrease in related
  party receivable                                 162               -
Increase (decrease) in other current assets    (15,861)          (10,507)
Increase (decrease) in accounts payable         16,929           143,362
Increase (decrease) in accrued liabilities     (48,149)           15,034
                                            -----------       -----------

   Net cash used by operating activities       (14,790)          185,907
                                            -----------       -----------


CASH FLOWS FROM OPERATING ACTIVITIES:

Capital expenditures/acquisition
  of properties                                 (6,172)         (152,306)
Proceeds from sale of property and equipment     2,888
Purchase short-term investments               (101,462)
                                            -----------       -----------
   Net cash (used) by investing activities    (104,746)         (152,306)
                                            -----------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from  sale of stock by affiliate       41,625               -
                                            -----------       -----------
Net cash provided by financing activities       41,625               -
                                            -----------       -----------

Net increase (decrease) in cash
  and cash equivalents                         (77,911)           33,601

Cash & cash equivalents at the
  beginning of the period                      776,141           464,754
                                            -----------       -----------

Cash & cash equivalents at the
  end of the period                         $  698,230        $  498,355
                                            ===========       ===========
Cash paid during the period
  for interest                                    -           $   11,310
                                            ===========       ===========


KESTREL ENERGY, INC.



NOTES TO FINANCIAL STATEMENTS

1.   Management Opinion

     These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

     In the opinion of management, the accompanying interim unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of September 30, 1995, the results of operations for the periods shown in the statements of operations, and the changes in cash position for the periods shown in the statements of cash flows. All adjustments made are of a normal recurring nature.

2.   Income Taxes

     A valuation allowance equal to the net deferred tax asset has been established at September 30, 1995. The components of the net deferred tax liability at September 30, 1995, computed in accordance with SFAS No. 109, are as follows:

                                                            Tax Effect
                                                       at Applicable Rate
     Deferred Tax
     Assets
          Net operating loss carry forward                  $  2,199,600
          Depletion carryforward                                  24,000
          Investment tax credit carryforward                      47,000
                                                            -------------
               Total gross deferred tax assets                 2,270,600
               Less valuation allowance                       (1,960,600)
                                                            -------------
          Net Deferred tax assets                           $    310,000

     Deferred Tax Liabilities
          Successful efforts method of accounting,
          principally capitalized expenditures for
          financial reporting purposes in excess of
          amounts for income tax purposes                   $   (310,000)

          Net Deferred tax assets                           $          0
                                                            =============


3.      Accounting  for the Impairment of Long-Lived Assets

          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS No.
          121), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This Statement is effective for financial statements for fiscal years beginning after December 15, 1995. Under SFAS No. 121 an entity shall review long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the changes in circumstances are present or if other circumstances indicate that the carrying amount of an asset that an entity expects to hold and use may not be recoverable, the entity shall estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset (grouped at the lowest level for which there are identifiable cash flows) less the future cash flows expected to be necessary to obtain those inflows. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the entity shall recognize an impairment loss in accordance with SFAS No. 121. Otherwise, an impairment loss shall not be recognized. The Company has not adopted SFAS No. 121 as of September 30, 1995; however, the Company estimates that if it were to adopt SFAS No. 121 as of that date, it would be required to record a provision of approximately $210,000 for the impairment of certain of its oil and gas properties.


ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.


                           RESULTS OF OPERATIONS

First Quarter Results

The Company reports a loss of $58,178, or 3 cents per share, for the three month period ended September 30, 1995. This compares with a loss of $30,552, or 2 cents per share, for the same period a year ago. The increased loss resulted from lower oil and gas prices from year ago levels coupled with a reduction in production volumes.

The Company's revenues for the three month period ended September 30, 1995 were $275,169 compared to $349,946 during the same period of 1994, a decrease of $74,327, or 21%. Revenue from oil and gas sales was $257,938 for the period ended September 30, 1995, a decrease of $80,197, or 24%, as compared to $338,135 for the same period in 1994. The decrease in total revenues and revenues from oil and gas sales were attributable to the lower oil and gas prices and lower production volumes cited above.

The Company's total expenses decreased $46,701, or 12%, to $333,347 for the period ended September 30, 1995 as compared to $380,048 for the same period in 1994. Production and operating expenses decreased by $44,391 to $140,719 versus $185,110 a year ago. The decrease in operating expenses represented a 24% decline from year ago levels. The decline in current year production expenses versus a year ago is due to a reduction in remedial work on several wells finished in 1994.

Abandonment costs were $10,471 for the period ended September 30, 1995. All costs were associated with the plugging of the McIlhenny B-1 well in Louisiana. No abandonment costs were incurred a year ago.

General and Administrative costs increased $8,424, or 9%, to $103,411 as compared to $94,987 for the same period a year ago.

No interest expense was incurred during the period ended September 30, 1995 versus $11,310 a year ago.

The Company did not drill any wells during the quarter ended September 30, 1995. The Company continues to actively pursue acquisition candidates and exploration prospects.



                      LIQUIDITY AND CAPITAL RESOURCES


At September 30, 1995, the Company had working capital of $1,091,882. This compares to the Company's working capital of $348,180 as of September 30, 1994. The increase in working capital is attributable to the Company's private placement of stock during October of 1994.

The net cash used by operating activities was $14,790 for the period ended September 30, 1995, a decrease of $200,697 over the prior year's cash provided of $185,907. The decrease in cash from operating activities versus a year ago is attributable to the payment of the Company's accounts payable and accrued liabilities by the end of the period and the increase in loss versus a year ago. The Company's accounts receivable decreased $14,449 or 9%, to $136,775 during the period as compared to an increase of $20,071 or 10% for the same period in 1994. Accounts receivable decreased due to lower gas prices and a reduction in production volumes during the period. The Company's accounts payable increased $16,929 or 16% to $123,676 during the period as compared to an increase of $143,362 to $290,715 for the prior year. Accrued liabilities decreased by $48,149 or 45% to $58,107 during the period as compared to an increase of $15,034 to $67,588 in 1994. The decrease in accrued liabilities is a result of payment of cash calls on certain international permits during the period. All other factors regarding operating activities affecting cash flow were relatively unchanged or insignificant.

Net cash flow used in investing activities was $104,746, a decrease of $47,560 from the prior year's use of $152,306. Approximately $101,500 of the net cash flow used in investing activities was to purchase short-term investments. During the period, the Company sold its interest in 271.5 gross acres subject to the Sam Acola lease, a non-producing oil and gas property in Texas for $2,888.

Cash flows from financing activities increased $41,625 during the quarter ended September 30, 1995. The increase was attributable to the payment to the Company of the short-term gain realized by an affiliate on the sale of shares of the Company's stock held less than six months. There was no activity in cash flows from financing activities during the period ended September 30, 1994.



INFLATION AND CHANGING PRICES

Inflation has not had a significant effect on the Company's results of operations. However, the constantly fluctuating price of crude oil and natural gas materially affects the Company's cash flow, either positively or negatively.

                       PART II     OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS
                    Not applicable

ITEM 2.        CHANGES IN SECURITIES
                    Not applicable

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
                    Not applicable

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                    Not applicable

ITEM 5.        OTHER INFORMATION
                    Not applicable
ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
                    (a)  Exhibits - None
                    (b)  Reports on Form 8-K - None

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(Registrant)                  KESTRAL ENERGY, INC.
By (Signature)                /s/ Timothy L. Hoops
(Name and Title)              President, Principal Executive Officer
                              and Director
(Date)                        November 17, 1995


By (Signature)                Mark A. Boatright
(Name and Title)              Vice President - Finance,
                              Principal Financial and Accounting Officer and Director
(Date)                        November 17, 1995

                               EXHIBIT INDEX

EXHIBIT                                     METHOD OF FILING
---------                                   ----------------

          27.  Financial Data Schedule      Filed herewith electronically