Form 10-Q
period 1995-12-31
KESTREL ENERGY INC
filed 1996-02-13
CIK 312842

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the period ended December 31, 1995

                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from    to

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

                               (303) 295-0344
            (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      [  ] Yes                                      [  ] No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of common stock, as of December 31, 1995:
1,900,840

                            KESTREL ENERGY, INC.
                               AND SUBSIDIARY
           (A Subsidiary of Victoria International Petroleum N.L.)

                   INDEX TO UNAUDITED FINANCIAL STATEMENTS


PART I.        FINANCIAL INFORMATION                        Page

     Item 1.   Consolidated Balance Sheets as of
                December 31, 1995 and June 30, 1995              3

               Consolidated Statements of Operations
                for the Three and Six months Ended
                December 31, 1995 and 1994                       4

               Consolidated Statements of Cash Flows
                for the Six Months Ended
               December 31, 1995 and 1994                        5

               Notes to Consolidated Financial Statements        6

     Item 2.   Management's Discussion and Analysis
                of Financial Condition and
                Results of Operations                            7


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                 9

     Item 2.   Change in Securities                              9

     Item 3.   Defaults Upon Senior Securities                   9

     Item 4.   Submission of Matters to a Vote
                of Security Holders                              9

     Item 5.   Other Information                                 9

     Item 6.   Exhibits and Reports of Form 8-K                  9

     Signatures                                                  10

                        PART I. FINANCIAL INFORMATION


ITEM 1.   Financial Statements

KESTREL ENERGY, INC.
AND SUBSIDIARY
(A Subsidiary of Victoria International Petroleum N.L.)
CONSOLIDATED BALANCE SHEETS as of December 31, 1995 and June 30, 1995
(Unaudited)

ASSETS                             December 31,              June 30,
                                      1995                     1995
CURRENT ASSETS:
  Cash and cash equivalents       $    369,877            $   776,141
  Short term investments               522,042                296,474
  Due from related party                22,642                 22,804
  Accounts receivable                  178,845                151,224
  Other assets                          23,672                  2,219
                                  -------------           ------------
       Total current assets          1,117,078              1,248,862

OIL AND GAS PROPERTIES, NET, AT COST
  Successful efforts methods of accounting:
       Unproved                        323,863                234,833
       Proved                        4,060,744              4,070,059
  Furniture and Equipment               55,123                 54,331
                                  -------------           ------------
                                     4,439,730              4,359,223

  Accumulated depreciation
    and depletion                   (1,467,207)            (1,322,857)
         Net property and
           equipment                 2,972,523              3,036,366

         Total assets             $  4,089,601            $ 4,285,228
                                 ==============           ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Trade accounts payable          $    105,259            $   106,747
  Accrued liabilities                   96,277                106,256
                                  -------------           ------------
       Total current liabilities       201,536                213,003
                                  -------------           ------------

STOCKHOLDERS' EQUITY:
  Preferred Stock, $1 par value;
    1,000,000 shares authorized,
    none issued at
    December 31, 1995
  Common Stock, no par value;
       20,000,000 shares authorized,
       1,900,840 issued at
       December 31, 1995             8,363,565              8,321,940
  Accumulated deficit               (4,475,500)            (4,249,715)
       Total stockholders' equity    3,888,065              4,072,225
                                  -------------           ------------

       Total liabilities and
         stockholders; equity     $  4,089,601            $ 4,285,228


KESTREL ENERGY, INC.
AND SUBSIDIARY
(A Subsidiary of Victoria International Petroleum N.L.)
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED December 31, 1995 and 1994
(Unaudited)

                          Three Months ended        Six months ended
                             December 31,               December 31,
                          1995          1994        1995         1994
REVENUE
  Oil and gas sales   $  278,785    $  319,741  $  536,726    $  657,876
  Interest                10,934         9,390      23,828        12,367
  Gain on sale of
    property and
    equipment              5,934        42,399       8,821        42,399
  Other income             7,111        28,183       8,560        36,567
                      -----------   ----------- -----------   -----------
       TOTAL REVENUES    302,764       399,713     577,935       749,209
                      -----------    ---------- -----------   -----------


COSTS AND EXPENSES
  Production and
   operating             163,404       202,026     304,123       387,137
  Dry hole costs          85,266       388,226      85,266       388,226
  Abandonment costs            -       479,119      10,471       479,119
  Depreciation and
   depletion              76,244        90,559     154,990       179,198
  General and
   administrative        145,461        96,760     248,872       191,748
  Interest expense             -        10,748           -        22,058
                      -----------   ----------- -----------   -----------
       TOTAL EXPENSE     470,375     1,267,438     803,722     1,647,486
                      -----------   ----------- -----------   -----------

       NET LOSS       $ (167,611)   $ (867,725) $ (225,787)   $ (898,277)
                      -----------   ----------- -----------   -----------

       NET LOSS PER
        COMMON
        EQUIVALENT
        SHARE             ($0.08)       ($0.53)     ($0.11)       ($0.60)
                      ===========   =========== ===========   ===========

       WEIGHTED AVERAGE
        COMMON SHARES
        OUTSTANDING    2,028,893     1,626,208   2,028,893     1,488,404
                      ===========   =========== ===========   ===========


KESTREL ENERGY, INC.
AND SUBSIDIARY
(A Subsidiary of Victoria International Petroleum N.L.)
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED December 31, 1995 and 1994
(Unaudited)

                                            December 31,     December 31,
                                               1995               1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                     $  (225,787)    $  (898,277)

Adjustments to reconcile net income
 to net cash provided by operating
 activities:

Depreciation and depletion                       154,990         179,198
Abandonment Costs                                     -          479,119
Gain on sale of property and equipment, net       (8,821)              -
(Increase) decrease in accounts receivable
 relating to operations                          (27,621)         12,591
(Increase) decrease in related party
 receivable                                          162               -
(Increase)  in other current assets              (21,453)         (7,717)
Increase (decrease) in accounts payable           (1,488)         42,191
Increase (decrease) in accrued liabilities        (9,979)         59,323
                                             ------------    ------------

Net cash used by operating activities           (139,997)        (133,572)
                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures/acquisition of
 properties                                      (97,642)       (453,829)
Proceeds from sale of property and equipment      15,316               -
Purchase short-term investments                 (225,556)              -
                                             ------------    -------------

       Net cash used by investing activities    (307,892)       (453,829)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock                 -       1,365,335
Proceeds from sale of stock by affiliate          41,625               -
                                             ------------    ------------

Net cash provided by financing activities         41,625       1,365,335
                                             ------------    ------------

Net increase (decrease) in
 cash and cash equivalents                      (406,264)        777,934

Cash and cash equivalents
 at the beginning of the period                  776,141         464,754
                                             ------------    ------------

Cash and cash equivalents
 at the end of the period                    $   369,877     $ 1,242,688
                                             ============    ============

Cash paid during the period for interest               -     $    17,727
                                             ============    ============

Transfer of non producing property
 to related party in exchange for
 debt owed to related party                            -     $   600,000

Reduction in joint interest billings
 from sale of assets                                   -     $    42,399


KESTREL ENERGY, INC.


NOTES TO FINANCIAL STATEMENTS

     1.   Management Opinion

          These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

          In the opinion of management, the accompanying interim unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of December 31, 1995, the results of operations for the periods shown in the statements of operations, and the changes in cash position for the periods shown in the statements of cash flows. All adjustments made are of a normal recurring nature.

     2.   Accounting for the Impairment of Long-Lived Assets

          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS No.
          121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement is effective for financial statements for fiscal years beginning after December 15, 1995. Under SFAS No. 121 an entity shall review long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may
          not be recoverable.   If the changes in circumstances are
          present or if other circumstances indicate that the carrying amount of an asset that an entity expects to hold and use may not be recoverable, the entity shall estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset (grouped at the lowest level for which there are identifiable cash flows) less the future cash flows expected to be necessary to obtain those inflows. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the entity shall recognize an impairment loss in accordance with SFAS No. 121. Otherwise, an impairment loss shall not be recognized. The company has not adopted SFAS No. 121 as of December 31, 1995; however, the Company estimates that if it were to adopt SFAS No. 121 as of that date, it would be required to record a provision of approximately $190,000 for the impairment of certain of its oil and gas properties.

      3.  Use of estimates

          The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

                            RESULTS OF OPERATIONS

Second Quarter Results

The Company reports a loss of $167,611, or 8 cents per share, for the three month period ended December 31, 1995. This compares with a loss of $867,725, or 53 cents per share, for the same period a year ago. The decreased loss from the year ago period was primarily the result of lower dry hole and abandonment costs which more than offset lower oil and gas revenues.

The Company's revenues for the three month period ended December 31, 1995 were $302,764 compared to $399,713 during the same period of 1994, a decrease of $96,949, or 24%. Overall revenues decreased due to lower oil and gas revenues and lower gain on sale and other income. Revenue from oil and gas sales was $278,785 for the second quarter, a decrease of $40,956, or 13%, as compared to $319,741 for the same period last year. The decrease in revenues from oil and gas sales were attributable to lower production volumes and lower natural gas prices.

The Company's total expenses decreased $797,063, or 63%, to $470,375 for the quarter ended December 31, 1995 as compared to $1,267,438 for the same period a year ago, a result of lower dry hole and abandonment costs. Production and operating expenses decreased by $38,622 to $163,404 versus $202,026 a year ago. The decrease in production and operating expenses represented a 24% decline from year ago levels. The decline in current year production expenses versus a year ago is due to a reduction in remedial work on several wells and lower costs in general.

While the Company incurred $479,119 in abandonment costs in the second quarter of fiscal 1995 attributable to the transfer of the Company's interest in the non-producing Rocky Butte Prospect in exchange for the long term debt owed to Victoria International Petroleum, N.L., no abandonment costs were incurred during the current quarter.

Dry hole costs were $85,266 for the quarter ended December 31, 1995. All dry hole costs were related to the drilling of the Spider #1 on the EP 325 leasehold in Australia. The Company will retain its interest in the leasehold as further development is planned. Dry hole costs were significantly lower than the second quarter last year when the Company participated in the drilling of the Menga Prospect in Papua New Guinea which accounted for the bulk of the $ 388,226 dry hole expense last year.

General and Administrative costs increased $48,700, or 50%, to $145,460 as compared to $96,760 for the same period a year ago. The increase in administrative costs is due to the recognition of annual SEC reporting, proxy and shareholder meeting costs in the second quarter this year, continuation of the Company's public relations program, and higher accounting fees.

No interest expense was incurred during the period ended December 31, 1995 versus $10,748 a year ago.


                       LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995, the Company had working capital of $915,542. This compares to the Company's working capital of $1,113,943 as of December 31, 1994. The decrease in working capital is attributable to the Company's lower cash levels than a year ago.

The net cash used by operating activities was $139,997 for the period ended December 31, 1995, a increase of $6,425, versus the prior year's cash used of $133,572. The Company's accounts receivable increased $27,621, or 18%, to $178,845 during the period as compared to a decrease of $12,591, or 6%, for the same period last year. Accounts receivable increased due to higher gas prices for December production. Other assets increased during the period due to the capitalization of certain legal fees. The Company's accounts payable decreased $1,488 to $105,259 during the period as compared to an increase of $42,191 to $147,563 for the prior year. Accrued liabilities decreased by $9,979, or 9%, to $96,277 during the period as compared to an increase of $59,323 to $111,877 last year. All other factors regarding operating activities affecting cash flow were relatively unchanged or insignificant.

Net cash flow used in investing activities was $307,892, a decrease of $145,937 from the prior year's use of $453,829. Approximately $225,566 of the cash used in investing activities during the current period was to purchase short-term investments and approximately $96,000 was used to acquire or maintain leasehold interests on international prospects.
During the period, the Company sold its interest in 271.5 gross acres subject to the Sam Acola lease, a non-producing oil and gas property in Texas for $2,888, sold its interest in the Royal Federal 35-7 subject to the North Adon leasehold for $5,773 and received sale proceeds from the sale of miscellaneous equipment of $6,665.

Cash provided from financing activities increased $41,625 during the quarter ended December 31, 1995. The increase was attributable to the payment to the Company of the short-term gain realized by an affiliate on the sale of shares of the Company's stock held less than six months. Cash provided from financing activities was considerably lower than year ago totals when the Company had just completed a private placement of its common stock for proceeds of $1,365,335.


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


                         PART II  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
               Not applicable

ITEM 2.   CHANGES IN SECURITIES
               Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
               Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          At the Company's annual meeting of shareholders held on December 12, 1995 in Denver, Colorado, the Company's shareholders elected Timothy
L. Hoops, Robert J. Pett,  Mark A. Boatright, John T. Kopcheff and Kenneth
W. Nickerson to the Company's Board of Directors. The shareholders also approved KPMG Peat Marwick LLP as the Company's independent certified public accountants and auditors for the year ending June 30, 1996 and approved an amendment to the Company's 1993 Nonqualified Stock Option Plan which increased the number of shares reserved under that plan.

          There were 1,901,850 shares of the Company's Common Stock issued and outstanding, of which 1,901,840 were entitled to vote at the meeting. Of that number 1,708,348 were present in person or by proxy at the meeting. With respect to the election of directors, the votes were as follows: Mr. Hoops - 1,705,613 shares in favor, 2,735 withheld; Mr. Pett - 1,705,613 shares in favor, 2,735 withheld; Mr. Boatright - 1,705.563 shares in favor, 2,785 withheld; Mr. Kopcheff - 1,705,613 shares in favor,2,735 withheld; and Mr. Nickerson - 1,705,561 shares in favor, 2,787 withheld. The selection of Kpmg Peat Marwick LLP received a vote of 1,708,147 shares for, 105 against and 96 abstaining. With respect to the
amendment to the Nonqualified Stock Option   Plan,   1,506,056  shares
were voted in favor, 12,323 against and 1,177 abstaining, and 188,792 not voted.


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

(Registrant)                       KESTREL ENERGY, INC.
By (Signature)                     /s/ Timothy L. Hoops
(Name and Title)                   Timothy L. Hoops
                                   President, Principal Executive Officer,
                                   and Director
(Date)                             February 9, 1996

By (Signature)                     /s/ Mark A. Boatright
(Name and Title)                   Mark A. Boatright
                                   Vice President - Finance,
                                   Principal Financial and Accounting
                                   Officer, and Director
(Date)                             February 9, 1996



                                EXHIBIT INDEX

EXHIBIT                                    METHOD OF FILING
--------                                   ----------------

27.       Financial Data Schedule          Filed herewith electronically
