Form 10-Q
period 1996-03-31
KESTREL ENERGY INC
filed 1996-05-15
CIK 312842

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                     For the period ended March 31, 1996

                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from -------- to --------

                       Commission File Number:  0-9261

                            KESTREL ENERGY, INC.
                            --------------------
           (Exact name of registrant as specified in its charter)

                 Colorado                         84-0772451
      (State of other jurisdiction of          (I.R.S. Employer
      incorporation or organization)          Identification No.)

  999 18th Street, Suite 1100, Denver, CO            80202
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

               [X]  Yes                      [ ]  No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

  The number of shares outstanding of common stock, as of March 31, 1996:
1,902,340

                            KESTREL ENERGY, INC.
                               AND SUBSIDIARY
           (A Subsidiary of Victoria International Petroleum N.L.)

                   INDEX TO UNAUDITED FINANCIAL STATEMENTS


PART I.   FINANCIAL INFORMATION                                        Page

     Item 1.   Consolidated Balance Sheets as of March 31,
               1996 and June 30, 1995. . . . . . . . . . . . . . . . . . .3

               Consolidated Statements of Operations for the
               Three and Nine months Ended March 31, 1996
               and 1995. . . . . . . . . . . . . . . . . . . . . . . . . .4

               Consolidated Statements of Cash Flows for the
               Nine Months Ended March 31, 1996 and 1995 . . . . . . . . .5

     Notes to Consolidated Financial Statements. . . . . . . . . . . . . .6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . . . . .7


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . .9

     Item 2.   Change in Securities. . . . . . . . . . . . . . . . . . . .9

     Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . .9

     Item 4.   Submission of Matters to a Vote of Security
               Holders . . . . . . . . . . . . . . . . . . . . . . . . . .9

     Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . .9

     Item 6.   Exhibits and Reports of Form 8-K. . . . . . . . . . . . . .9

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

                       PART I.  FINANCIAL INFORMATION
                       ------------------------------

ITEM 1.   Financial Statements

                            KESTREL ENERGY, INC.
                               AND SUBSIDIARY
           (A Subsidiary of Victoria International Petroleum N.L.)
                         CONSOLIDATED BALANCE SHEETS
                   as of MARCH 31, 1996 and JUNE 30, 1995
                                 (Unaudited)

                                          March 31,    June 30,
ASSETS                                      1996         1995
- ------                                   ----------   ----------
CURRENT ASSETS:
   Cash and cash equivalents             $  278,855   $  776,141
   Short-term investments                   646,085      296,474
   Due from related party                    22,641       22,804
   Accounts receivable                      168,564      151,224
   Other assets                              18,299        2,219
                                         ----------   ----------
      Total current assets                1,134,444    1,248,862
                                         ----------   ----------
OIL AND GAS PROPERTIES, NET, AT COST
   Successful efforts methods of accounting:
      Unproved                              338,006      234,833
      Proved                              4,099,194    4,070,059
   Furniture and Equipment                   57,721       54,331
                                         ----------   ----------
                                          4,494,921    4,359,223
   Accumulated depreciation and
      depletion                          (1,543,692)  (1,322,857)
                                         ----------   ----------
   Net property and equipment             2,951,229    3,036,366
                                         ----------   ----------
   Total assets                          $4,085,673   $4,285,228
                                         ==========   ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
- ------------------------------------
   Trade accounts payable                $  100,945   $  106,747
   Accrued liabilities                       71,650      106,256
                                         ----------   ----------
         Total current liabilities          172,595      213,003
                                         ----------   ----------
STOCKHOLDERS' EQUITY:
   Preferred Stock, $1 par value;
      1,000,000 shares authorized,
         none issued                             --           --
   Common Stock, no par value;
      20,000,000 shares authorized,
      1,902,340 issued                    8,365,533    8,321,940
   Accumulated deficit                   (4,452,455)  (4,249,715)
                                         ----------   ----------
         Total stockholders' equity       3,913,078    4,072,225
                                         ----------   ----------
   Total liabilities and stockholders
   equity                                $4,085,673   $4,285,228
                                         ==========   ==========


                            KESTREL ENERGY, INC.
                               AND SUBSIDIARY
           (A Subsidiary of Victoria International Petroleum N.L.)
                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR
           THE THREE AND NINE MONTHS ENDED MARCH 31, 1996 and 1995
                                 (Unaudited)

                      Three Months ended     Nine months ended
                           March 31,             March 31,
                        1996       1995       1996       1995
                     ---------- ---------- ---------- ----------
REVENUE
   Oil and gas sales $  338,526 $  377,356 $  875,251 $1,035,233
   Interest              10,316     18,433     34,145     30,800
   Gain on sale of
      property and
      equipment           1,994          -     10,815     42,399
   Other income             278        387      8,838     36,954
                     ---------- ---------- ---------- ----------
   TOTAL REVENUES       351,114    396,176    929,049  1,145,386
                     ---------- ---------- ---------- ----------


COSTS AND EXPENSES
   Production and
      operating         140,159    132,413    444,282    519,550
   Dry hole costs             -     50,353     85,266    438,579
   Abandonment costs        111          -     10,582    479,119
   Depreciation and
      depletion          78,351     89,454    233,341    268,652
   General and
      administrative    109,448    170,262    358,320    362,011
   Interest expense           -          -          -     22,058
                     ---------- ---------- ---------- ----------
   TOTAL EXPENSE        328,069    442,482  1,131,791  2,089,969
                     ---------- ---------- ---------- ----------

   NET INCOME (LOSS) $   23,045 $  (46,306)$ (202,742)$ (944,583)
                     ---------- ---------- ---------- ----------

   NET INCOME (LOSS)
   PER COMMON
   EQUIVALENT SHARE  $      .01 $    (0.02)$    (0.10)$    (0.58)
                     ========== ========== ========== ==========

   WEIGHTED AVERAGE
   COMMON SHARES
   OUTSTANDING        2,042,401  1,901,818  2,042,401  1,626,208
                     ========== ========== ========== ==========


                            KESTREL ENERGY, INC.
                               AND SUBSIDIARY
           (A Subsidiary of Victoria International Petroleum N.L.)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                THE NINE MONTHS ENDED MARCH 31, 1996 and 1995
                                 (Unaudited)

                                          March 31,    June 30,
                                            1996         1995
                                         ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                 $ (202,742)  $ (944,583)
Adjustments to reconcile net income to
   net cash provided by operating
   activities:
Depreciation and depletion                  233,469      268,652
Abandonment costs                                 -      479,119
Gain on sale of property and equipment      (10,815)           -
(Increase) decrease in accounts receivable
   relating to operations                   (17,340)      10,708
(Increase) decrease in related party
   receivable                                   163            -
(Increase) in other current assets          (16,080)      (1,379)
Increase (decrease) in accounts payable      (5,802)     (55,637)
Increase (decrease) in accrued liabilities  (34,606)      18,101
                                         ----------   ----------
Net cash used by operating activities       (53,753)    (225,019)
                                         ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures/acquisition
   of properties                           (169,446)    (484,799)
Proceeds from sale of property
   and equipment                             31,929            -
Purchase short-term investments            (349,609)           -
                                         ----------   ----------
   Net cash used by investing activities   (487,126)    (484,799)
                                         ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock        1,968    1,365,335
Proceeds from sale of stock by affiliate     41,625            -
                                         ----------   ----------
Net cash provided by financing activities    43,593    1,365,335
                                         ----------   ----------
Net increase (decrease) in cash and cash
   equivalents                             (497,286)     655,517
Cash and cash equivalents at the
   beginning of the period                  776,141      464,754
                                         ----------   ----------
Cash and cash equivalents at the end of
   the period                            $  278,855   $1,120,271
                                         ==========   ==========
Cash paid during the period for interest          -   $   22,058
                                         ==========   ==========
Transfer of non producing property to
related party in exchange for debt owed
to related party                                  -     $600,000

Reduction in trade accounts payable
from sale of assets                               -      $42,399


                            KESTREL ENERGY, INC.


NOTES TO FINANCIAL STATEMENTS
- -----------------------------

1.   Management Opinion

     These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended
     June 30, 1995.

     In the opinion of management, the accompanying interim unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of March 31, 1996, the results of operations for the periods shown in the statements of operations, and the changes in cash position for the periods shown in the statements of cash flows. All adjustments made are of a normal recurring nature.

2.   Accounting for the Impairment of Long-Lived Assets

     In March 1995, the Financial Accounting Standards Board issued
     Statement of Financial Accounting Standards No. 121 (SFAS No. 121),
     Accounting for the Impairment of Long-Lived Assets and for Long-Lived
     Assets to Be Disposed Of. This Statement is effective for financial statements for fiscal years beginning after December 15, 1995. Under
     SFAS No. 121 an entity shall review long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the changes in circumstances are present or if other circumstances indicate that the carrying amount of an asset that an entity expects to hold and use may not be recoverable, the entity shall estimate the future cash flows expected to result from the use of the asset and its eventual disposition.
     Future cash flows are the future cash inflows expected to be generated by an asset (grouped at the lowest level for which there are identifiable cash flows) less the future cash flows expected to be necessary to obtain those inflows. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the entity shall recognize an impairment loss in accordance with SFAS No. 121. Otherwise, an impairment loss shall not be recognized. The company has not adopted
     SFAS No. 121 as of March 31, 1996; however, the Company estimates that if it were to adopt SFAS No. 121 as of that date, it would be required to record a provision of approximately $196,000 for the impairment of certain of its oil and gas properties.

3.   Use of estimates

     The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.



ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.


                            RESULTS OF OPERATIONS
                            ---------------------

Third Quarter Results
- ---------------------

     The Company reports net income of $23,045, or 1 cent per share, for the three month period ended March 31, 1996. This compares with a loss of $46,306, or 2 cents per share, for the same period a year ago. The improved results from the year ago period was primarily the result of lower dry hole and abandonment costs which more than offset lower oil and gas revenues.

     The Company's revenues for the three month period ended March 31, 1996 were $351,114 compared to $396,176 during the same period of 1995, a decrease of $45,062 or 11%. Overall revenues decreased due to lower production volumes for oil and gas and lower interest income. Revenue from oil and gas sales was $338,526 for the third quarter, a decrease of $38,830, or 10%, as compared to $377,356 for the same period last year.
Lower oil and gas revenues resulted from lower production volumes versus the same period a year ago. The impact of the lower production volumes was offset by higher oil and gas prices than the same period last year.
Oil prices were up approximately $2.50 per barrel and gas prices were up approximately 30 to 50 cents per MCF from the same period last year. Two factors contributed to the lower production volumes. The first factor is the reduction of the Company's net revenue interest in the State GC well due to that well reaching payout. This payout was achieved much earlier than expected due to the well's excellent performance. The second factor is the poorer than expected results from the Pierce Unit waterflood.
After an excellent initial response from water injection the unit has not performed as expected. The unit operates profitably but is down over 100 bopd (barrels of oil per day) from the same period last year. The operator has taken steps to reconfigure the waterflood injection pattern.
Results of these changes are not yet known, however the field appears to have stabilized.

     The Company's total expenses decreased $114,413, or 26%, to $328,069 for the quarter ended March 31, 1996 as compared to $442,482 for the same period a year ago, a result of lower dry hole and administrative costs.
Production and operating expenses increased by $7,746 to $140,159 versus
$132,413 a year ago. The increase in current year production expenses versus a year ago is due to remedial work on several wells.

     The Company did not participate in the drilling of any wells during the third quarter ended March 31, 1996. Accordingly, dry hole costs decreased from year ago levels.

     General and Administrative costs decreased $60,814 or 36%, to $109,448 as compared to $170,262 for the same period a year ago. The decrease in administrative costs is due to the recognition of annual SEC reporting, proxy and shareholder meeting costs in the second quarter this year and lower engineering and legal fees.

                       LIQUIDITY AND CAPITAL RESOURCES
                       -------------------------------

     At March 31, 1996, the Company had working capital of $961,849. This compares to the Company's working capital of $1,135,911 as of March 31, 1995. The decrease in working capital is attributable to the Company's exploration efforts earlier in the fiscal year.

     The net cash used by operating activities was $53,753 for the period ended March 31, 1996, a decrease of $171,266, versus the prior year's cash used of $225,019. The Company's accounts receivable increased $17,340 to $168,564 during the period as compared to a decrease of $10,708 to $181,124 for the same period last year. Other assets increased during the period due to the capitalization of certain legal fees. The Company's accounts payable decreased $5,802 to $100,945 during the period as compared to a decrease of $55,637 to $109,903 for the prior year. Accrued liabilities decreased by $34,606, or 33%, to $71,650 during the period as compared to an increase of $18,101 to $70,655 last year. The decrease was primarily a result of the receipt and payment of accrued revenues and accrued lease operating expenses on the West Buffalo Red River well. All other factors regarding operating activities affecting cash flow were relatively unchanged or insignificant.

     Net cash flow used in investing activities was $487,126, a increase of $2,327 from the prior year's use of $484,799. Approximately $349,000 of the cash used in investing activities during the current period was to purchase short-term investments and approximately $169,000 was used to acquire or maintain leasehold interests on domestic and international prospects. During the period, the Company sold its interest in the Sam
Acola lease in Texas for $2,888, sold its interest in the Royal
Federal 35-7 well on the North Adon leasehold for $5,773 and received sale proceeds from the sale of miscellaneous equipment of $23,277.

     Cash provided from financing activities increased $43,593 during the nine months ended March 31, 1996. Approximately $41,625 of the increase was attributable to the payment to the Company of the short-term gain realized by an affiliate on the sale of shares of the Company's stock held less than six months. Additional proceeds from the issuance of common stock in the amount of $1,968 were received by the Company pursuant to the exercise of stock options under the Company's Non Qualified Stock Option
Plan. Cash provided from financing activities was considerably lower than year ago totals when the Company had just completed a private placement of its common stock for proceeds of $1,365,335.

                        INFLATION AND CHANGING PRICES
                        -----------------------------

     Inflation has not had a significant effect on the Company's results of operations. However, the constantly fluctuating price of crude oil and natural gas materially affects the Company's cash flow, either positively or negatively.


                         PART II.  OTHER INFORMATION
                         ---------------------------


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


                                 SIGNATURES
                                 ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 KESTREL ENERGY, INC.
                                 (Registrant)


Date:  May 14, 1996              /s/ TIMOTHY L. HOOPS
                                 Timothy L. Hoops
                                 President, Principal Executive Officer,
                                 and Director


Date:  May 14, 1996              /s/ MARK A. BOATRIGHT
                                 Mark A. Boatright
                                 Vice President - Finance,
                                 Principal Financial and Accounting
                                 Officer, and Director


                                EXHIBIT INDEX



EXHIBIT                             METHOD OF FILING
- -------                             ----------------


27.    Financial Data Schedule      Filed herewith electronically