Form 10-K405
period 1996-06-30
KESTREL ENERGY INC
filed 1996-09-30
CIK 312842

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

(Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended June 30, 1996 or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

Commission File No:  0-9261

                            KESTREL ENERGY, INC.
           (Exact name of registrant as specified in its charter)


State of Incorporation:  Colorado      I.R.S. Employer Identification No.
                                             84-0772451

999 - 18th Street, Suite 1100
Denver, Colorado                                         80202
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (303) 295-0344

Securities registered pursuant to Section 12(b) of the Act:

                                    None

Securities registered pursuant to Section 12(g) of the Act:

                             Title of Each Class
                         Common Stock, No Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     [ X ]  YES                    [   ]  NO

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     At August 31, 1996, 1,908,612 common shares (the registrant's only class of voting stock) were outstanding. The aggregate market value of the 733,847 common shares of the registrant held by nonaffiliates on that date (based upon the mean of the closing bid and asked price on the NASDAQ system) was approximately $1,513,559.

                              TABLE OF CONTENTS

     PART I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
     Item 1.  Business.. . . . . . . . . . . . . . . . . . . . . . . . . .3
          General Description of Business. . . . . . . . . . . . . . . . .3
          Recent Activities. . . . . . . . . . . . . . . . . . . . . . . .3
          Operations and Policies. . . . . . . . . . . . . . . . . . . . .3
     Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . .4
          Oil and Gas Interests. . . . . . . . . . . . . . . . . . . . . .4
          Royalty Interests Under Producing Properties . . . . . . . . . .5
          Permit Obligations . . . . . . . . . . . . . . . . . . . . . . .5
          Drilling Activities. . . . . . . . . . . . . . . . . . . . . . .8
          Oil and Gas Production, Prices and Costs . . . . . . . . . . . .8
          Customers. . . . . . . . . . . . . . . . . . . . . . . . . . . .8
          Office Facilities and Administrative Services. . . . . . . . . .8
     Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .8
     Item 4.  Submission of Matters to a Vote of Security Holders. . . . .8

     PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
     Item 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . . . . . .  9
          Outstanding Shares of Common Stock . . . . . . . . . . . . . .  9
          Stock Price. . . . . . . . . . . . . . . . . . . . . . . . . .  9
          Dividend Policy. . . . . . . . . . . . . . . . . . . . . . . .  9
     Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . . . 10
     Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . 10
          Liquidity and Capital Resources. . . . . . . . . . . . . . . . 10
          Results of Operations. . . . . . . . . . . . . . . . . . . . . 12
     Item 8.  Financial Statements and Supplementary Data. . . . . . . . 14
          Financial Statements . . . . . . . . . . . . . . . . . . . . . 14
     Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.. . . . . . . . . . . . . . . . . . . 14

     PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
     Item 10.  Directors and Executive Officers. . . . . . . . . . . . . 15
     Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . 15
     Item 12.  Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . . . . . . 15
     Item 13.  Certain Relationships and Related Transactions. . . . . . 15

     PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..15
     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
     SIGNATURES                                                          18

PART I

Item 1.  Business.

General Description of Business

     Kestrel Energy, Inc. was incorporated under the laws of the State of Colorado on November 1, 1978. The Company's principal business at this time is the acquisition, either alone or with others, of interests in proved developed producing oil and gas leases, and exploratory and developmental drilling. The Company plans to continue its international exploration program during fiscal 1997.

     The Company presently owns oil and gas interests in the states of California, Colorado, Kansas, Louisiana, New Mexico, Oklahoma, South Dakota, Texas, and Wyoming.

     The Company has also acquired farm-in interests in Production Prospecting License (PPL) 106 in Papua New Guinea and Exploration Permit
(EP) 325, EP 367, WA-254-P, and ATP 560P in Australia. The Company, through its affiliation with Victoria International Petroleum N.L., has earned farm-in interests ranging from 2.14% to 10.29% in various wells on the prospects listed above. The Company earns the farm-in interest by contributing to the costs of drilling a well on the prospect. To date, the Company has earned a 5% working interest in PPL 106 in Papua New Guinea, a 10.29% working interest in EP 367, a 2.14% to 3.0% working interest in WA-254-P in Western Australia, and a 5% interest in EP 325, Western Australia and a 5% interest in Authority To Prospect (ATP) 560P in Queensland, respectively. The Company believes that the international permits diversify its drilling program. The Company's obligations relating to the international permits are more fully described in item 2, Properties under Permit Obligations.


Recent Activities

     The Company acquired a 5% working interest in ATP 560P in Queensland during the fourth quarter of fiscal 1996. The McIver #1 well was drilled on that prospect in April of 1996 but was abandoned as a dry hole at an approximate cost of $25,000 to the Company. Future drilling opportunities in the associated exploration permit are being evaluated by the Company.

        The Company also participated in the drilling of the Helicon #1 well in the WA-254-P Prospect, Western Australia in July, 1996. The well was abandoned as a dry hole at a cost of $26,000 to the Company. The Company continues to evaluate the permit for future drilling opportunities by participating in additional seismic acquisition.

          The Company participated in the successful completion of an offset well, the Gallion #5, N.E. Krebs prospect, Pittsburg County Oklahoma, in August 1996. The Company anticipates costs of approximately $15,000 to complete the well. The Gallion #5 is a gas well, and increased the Company's proved gas reserves by approximately 159,000 mcf.

Operations and Policies

        The Company does not limit its consideration of acquisition opportunities to any geographical area. However, the acquisition, development, production and sale of oil and gas acreage are subject to many factors outside the Company's control. These factors include worldwide and domestic economic conditions; proximity to pipelines; existing oil and gas sales contracts on properties being evaluated; the supply and price of oil and gas as well as other energy forms; anticipated prices of oil and gas; the regulation of prices, production, transportation and marketing by federal and state governmental authorities; and the availability of and interest rates charged on borrowed funds.

     Historically, in attempting to acquire, explore and drill for oil and gas leases, the Company has often been at a competitive disadvantage since it had to compete with many companies and individuals with greater capital and financial resources and larger technical staffs. The Company is attempting to alleviate some of these problems by forming acquisition joint ventures with other companies, including its parent, Victoria International Petroleum N.L. These joint ventures will allow the Company access to more acquisition candidates and enable the Company to share the evaluation and other costs among the joint ventures.

     The Company's operations are subject to various provisions of federal, state and local laws regarding environmental matters. The impact of these environmental laws on the Company may necessitate significant capital outlays, which may materially affect the earnings potential of the Company's oil and gas business in particular, and could cause material changes in the industry in general. The Company strongly encourages the operators of the Company's oil and gas wells to do periodic environmental assessments of potential liabilities. No significant liabilities of this kind are known to the Company at this time. To date, the existence of environmental laws has not materially hindered nor adversely affected the Company's business.

     The Company has three full-time employees, including the Company's President, Timothy L. Hoops. The Company also hires outside professional consultants to handle certain additional aspects of the Company's business. Management believes this type of contracting for professional services is the most economical and practical means for the Company to obtain such services at this time.

     The Company intends to actively review, select and negotiate for the purchase of producing oil and gas properties, subject to the Company's ability to obtain reasonable and adequate financing for such properties. The Company will also continue to explore for oil and gas by participating in prospects generated by outside parties. Such prospects are often subject to a premium, or promote, to the generating party. The Company is willing to pay these promotes as an alternative to internally generating all of its prospects with Company personnel or consultants. A willingness to consider transactions brought to the Company by third parties affords the Company a wider range of opportunities than could be generated in-house. The Company has agreed to pay to its affiliate, Victoria International Petroleum N.L., a 5% royalty on the Company's working interest in the international permits, provided to the Company by its affiliate which produce net revenues for the Company.

Item 2.  Properties

Oil and Gas Interests

     The following table sets forth information concerning the Company's leasehold interests in developed and undeveloped oil and gas acreage at June 30, 1996.

                         Total                         Total
                         -----                         -----
                    Developed Acreage             Undeveloped Acreage

State               Gross       Net          Gross            Net
- -----               -----     -----          -----          -----
California            290        44          - 0 -          - 0 -
Colorado            - 0 -     - 0 -            722            342
Kansas                480        62          - 0 -          - 0 -
Louisiana           6,202     1,623          - 0 -          - 0 -
New Mexico          2,520     1,456          - 0 -          - 0 -
Oklahoma            3,332       415          - 0 -          - 0 -
South Dakota          160        20          - 0 -          - 0 -
Texas               1,140        74          - 0 -          - 0 -
Wyoming            36,143     2,991          5,370          1,755
                  -------     -----          -----          -----
TOTAL              50,267     6,685          6,092          2,097

Canada                640        19          - 0 -          - 0 -

Papua New Guinea    - 0 -     - 0 -        864,500         43,225
Australia           - 0 -      - 0 -       721,856         35,743

(1) Gross acres are the total acreage involved in a single lease or group of leases. Net acres represent the number of acres attributable to an owner's proportionate working interest in a lease (e.g., a 50% working interest in a lease covering 320 acres is equivalent to 160 net acres).

(2) The acreage figures are stated on the basis of applicable state oil and gas spacing regulations.

(3) If the Papua New Guinea government elects to back-in for 22.5%, then net acreage would be reduced to 33,499 acres.

Royalty Interests Under Producing Properties

     At June 30, 1996, the Company held overriding royalty interests ranging from 0.013% to 9.26% in 116 producing oil and gas wells located on 30,245 gross developed acres in the United States.

Permit Obligations


PPL 106, Papua New Guinea

In November, 1994 the Company earned a 5% working interest in PPL 106 by the drilling of the Menga #1. Concurrent with the earning of the working interest are the following permit obligations. The Company can withdraw from the permit at the end of any permit year without penalty.

                                                  Kestrel Share of
                                                  Anticipated Expenditures
Current:                           Work           5% Working Interest
- -------                            ----           -------------------
Years 3&4
 (ending January 31, 1998)    Regional and detail
                              geological mapping
                              or geophysical survey    $  45,000
Year 5
 (ending January 31, 1999)    One well                 $ 225,000
                                                       ---------

                              Total                    $ 270,000

The drilling of the Menga #1 well in November 1994 satisfied the well obligation for the permit year ending January 31, 1996. That well was abandoned as a dry hole after a cost to the Company of $284,000.

The royalty to Papua New Guinea from petroleum production is 1.25% with a 50% income tax being applied to gross revenues less royalty, depreciation and expenses. An Additional Profits Tax (APT) of 50% is levied on net cash flow after a return on investment of 27% is achieved.

The Papua New Guinea government has a right to participate in any Petroleum Development License (PDL) which is granted at up to a 22.5% interest level on a carried basis (shared proportionally between license holders). The carried previous exploration and development costs are recovered by taking the State entity's share of production until made up with interest at the US AAA Corporate rate plus 5%.

EP 325, Australia
                                                  Kestrel Share of
                                                  Anticipated Expenditures
Current:                           Work           5% Working Interest
- -------                            ----           -------------------
Year 4
 (ending January 20, 1997)         One well            $    80,000

Year 5
 (ending January 20, 1998)         Data review         $     5,000
                                                       -----------

                                   Total               $    85,000

In November 1995, the Company earned a 5% working interest in EP 325 by drilling the Spider #1. The well was abandoned as a dry hole at a cost of $85,000.

Subject to EP 325 Joint Venture approval, the White Opal #1 exploration well is planned for drilling in November 1996. It is the present intention of the Company to reduce its cost exposure to the well by farmout which will result in a reduced interest to the Company subject to the terms of any farmout negotiated.


EP 367, Australia

In October, 1994 the Company earned a 10.29% working interest in EP 367 by the drilling of the Jasper #1. Concurrent with the earning of the working interest are the following permit obligations. The Company can withdraw from the permit at the end of any permit year without penalty.


                                                  Kestrel Share of
                                                  Anticipated Future
                                                  Expenditures
Current:                           Work           10.29% Working Interest
- -------                            ----           -----------------------
Year 5
 (ending May 28, 1997)        One well            $    100,000
                                                  ------------

                                   Total          $    100,000


The Beadon Seismic Survey shot in May 1996, at an estimated cost to the Company of $7,000, satisfied the work obligation for the permit Year 4 ended May 1996.

Exploration Permits (EP) for petroleum are granted by the State of Western Australia over exploration areas in state-controlled in-shore waters and on-shore for a period of five years in exchange for a five year work program on a year by year basis.

Permitees may withdraw without penalty from a permit once the current year's work program is satisfied and prior to entry into the next year's work program.

At the end of the five year term, permitees may relinquish the permit or apply for renewal of the permit with a further five year work program acceptable to the state, but must relinquish 50% of the existing permit's acreage.


WA-254-P, Australia

The Company entered into a farmout agreement along with the other participants in the WA-254-P permit which resulted in the permit being split into four areas. As a result of the farmout agreement the Company earned a 1.14% carried working interest in the Helicon #1 well and reduced it's original 5% working interest and now has a 2.14% working interest in Parts 1, 3, and 4, and a 3.00% working interest in Part 2.

                                                  Kestrel Share of
                                                  Anticipated Future
                                                  Expenditures
Current:                           Work           3% Working Interest
- -------                            ----           -------------------
Year 3
 (ending January 30, 1997*)   One well, seismic   $    25,000

Year 4
 (ending January 30, 1998)    Data review         $    10,000

Year 5
 (ending January 30, 1999)    60 miles seismic    $    10,000

Year 6
 (ending January 30, 2000)    One well            $   187,500
                                                  ------------

                                   Total          $   232,500

The drilling of the Bellerophon #1 well satisfied the well obligation for the permit year ending January 30, 1996.

*Helicon #1 was drilled in July 1996. The well was abandoned as a dry hole at a cost of approximately $25,000. Remaining costs for Permit Year 1997 listed above are in addition to costs already expended on Helicon #1.

WA-254-P is an offshore federal permit granted by the Commonwealth of Australia under the Petroleum Submerged Lands Act. Permits are granted for a period of 6 years on the basis of a six year work program, with the work program specified on a year by year minimum work commitment basis. The first three years work program is mandatory. After completion of the first three years work program, permitees can withdraw from the permit at any time by completing the current year's work program and giving notice of withdrawal prior to entry into the next year's program.

At the end of the six year term, permitees may relinquish the permit or apply for a renewal of the permit with a further six year work program acceptable to the federal commonwealth authority but must relinquish 50% of the existing permit's acreage.


ATP 560P, Australia

The Company earned a 5% interest in the McIver Block of ATP 560P by participating in the drilling of the McIver #1 in April 1996. The well was abandoned as a dry hole at a cost of $24,000. The Company's remaining obligations for the McIver Block over the next two years are data review costs.

<CAPTION

                                                  Kestrel Share of
                                                  Anticipated Future
                                                  Expenditures
Current:                           Work           3% Working Interest
- -------                            ----           -------------------
Year 3
 (ending December 1, 1996)    Data review              $    2,000

Year 4
 (ending December 1, 1997)    Data review              $    2,000
                                                       ----------

                                   Total               $    4,000

Authorities to Prospect (ATP) are granted by the State of Queensland over exploration areas onshore for a term of four years. ATP holders may withdraw without penalty from an ATP once the current year's work program is satisfied, and prior to commencement of the next years program.

Drilling Activities

     The Company participated in the drilling of four wells since June 30, 1995. Three of the wells drilled were dry holes. The unsuccessful wells were the Spider #1, located in EP 325 in Western Australia, the McIver - 1, located in ATP 560P in Queensland and the Helicon - 1 drilled in July 1996 on the WA - 254-P prospect, Western Australia. The Company completed the Gallion #5, Pittsburg County, Oklahoma in August 1996. The well was an offset well on the N.E. Krebs prospect, a producing lease held by the Company.


Oil and Gas Production, Prices and Costs

     As of June 30, 1996, the Company had a royalty and/or working interest in 94 gross (7.08 net) wells that produce oil only, 19 gross (2.54 net) wells that produce gas only, and 178 (11.4 net) wells that produce both oil and gas. All wells that produced gas were connected to pipelines.

     For information concerning the Company's oil and gas production, estimated oil and gas reserves, and estimated future cash inflows relating to proved oil and gas reserves, see Note 9 to the financial statements included in Item 8 of this Report. The reserve estimates for the reporting year were prepared by Jeffrey W. Rhodes, an independent petroleum engineer and a consultant to the Company. The Company did not file any oil and gas reserve estimates with any federal authority or agency during its fiscal year ended June 30, 1996.

     For the year ended June 30, 1996, the Company's average operating cost (including taxes and marketing) per barrel of oil equivalent (BOE) (converting gas to oil at 6:1) was $6.94. The average operating cost per BOE on an equivalent basis for fiscal years 1995 and 1994 was $6.22 and $4.67, respectively. The average sales price per barrel of oil sold was $18.65 for 1996, $16.64 for fiscal 1995, and $14.25 for fiscal 1994. The average sales price per Mcf of gas sold was $1.60 in 1996, $1.35 for 1995, and $1.79 for fiscal 1994.

Customers

     During fiscal year 1996 the Company had two major customers, Eighty-Eight Oil Co., and Saba Energy. Sales to these customers accounted for 26% and 15%, respectively, of oil and gas sales in 1996. The Company does not believe that it is dependent on a single customer. The Company has the option at most properties to change purchasers if conditions so warrant.

Office Facilities and Administrative Services

     The Company's executive offices are currently located at 999 18th Street, Suite 1100, Denver, Colorado 80202. The Company's current lease obligation expires November 30, 1997.

Item 3.  Legal Proceedings.

     The Company is not a party to, nor is any of its property subject to, any material pending legal proceedings. The Company knows of no material legal proceedings contemplated or threatened against it.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.

Outstanding Shares of Common Stock

     The Company's common stock trades over-the-counter on the NASDAQ Small Cap Market under the symbol "KEST." At June 30, 1996 the Company had 1,908,612 shares outstanding. At June 30, 1996, the Company had approximately 1,300 shareholders of record, although the Company believes that there are more beneficial owners of its stock, the number of which is unknown.

Stock Price

     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                   Bid                 Ask
                                   ---                 ---
Fiscal Year June 30, 1995     High      Low       High      Low

First  Quarter                $3.50     $2.50     $4.50     $3.00
Second Quarter                 3.50      1.75      4.25      3.00
Third Quarter                  1.75       .75      3.00      2.00
Fourth Quarter                 1.75      1.00      2.25      1.75



Fiscal Year June 30, 1996               Sales Price
                                        -----------
                                   High                Low
                                   ----                ---
First Quarter                      $4.88               $1.13
Second Quarter                      5.13                2.88
Third Quarter                       3.75                1.63
Fourth Quarter                      5.13                2.38


Dividend Policy

     While there are no covenants or other aspects of any finance agreements or Bylaws that restrict the declaration or payment of cash dividends, the Company has not paid any dividends on its common stock and does not expect to do so in the foreseeable future.

Item 6.  Selected Financial Data.

     The summary of selected financial data for the Company for its last five fiscal years is as follows:


                                   Years ended June 30,
                         1996           1995           1994
Oil and Gas
  Sales             $1,198,795     $1,334,667     $ 706,337
Total Revenue        1,268,456      1,1397,775      730,413
Net Income (Loss)     (160,231)    (1,119,113)          928

Income (Loss) Per
  Common Share            (.08)          (.64)            *

At June 30,
Total Assets        $4,115,211      4,287,984      4,044,086
Long-Term Debt         -              -              600,000
Stockholders'
  Equity             3,964,708      4,072,225      3,226,022


                                   Years ended June 30,
                         1993           1992
Oil and Gas
  Sales             $  985,428     $  337,335
Total Revenue        1,025,375        350,654
Net Income (Loss)      349,956        (77,400)

Income (Loss) Per
  Common Share             .75           (.30)

At June 30,
Total Assets        $2,606,818      2,376,276
Long-Term Debt       1,058,000      1,000,000
Stockholders'
  Equity             1,488,931      1,138,975


        *     Less than .01 per share


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     Working Capital and Cash Flows: The Company's primary source of liquidity is cash flow from operations and existing cash on hand. Net working capital at June 30, 1996, was $1,009,113 compared to working capital of $1,035,859 on June 30, 1995 and working capital of $442,397 at June 30, 1994. The decrease in working capital of $26,746 during the current year ended June 30, 1996 was a result of lower operating cash flows. The increase in working capital of $593,462 from June 30, 1994 to 1995 resulted from a series of private placements of the Company's common stock, less amounts expended on drilling activities.

     Net cash used by operating activities totaled $28,380 for fiscal year 1996 as compared to cash used by operating activities of $272,492 for fiscal year 1995, a decrease of $244,112. Factors contributing to the reduction in operating cash flows used were higher oil and gas prices, lower production expenses, and a reduction in dry hole costs. In 1994, cash provided by operating activities was $266,547. The decrease in operating cash flows from 1994 to 1995 was a result of lower oil and gas revenue, higher administrative costs associated with the acquisition of Victoria Exploration, Inc. and higher dry hole costs.

     Net cash used by investing activities was $500,076 in 1996 as compared to $781,457 used in 1995 and $189,528 in 1994. During the fiscal year ended June 30, 1996, $212,595 was used to purchase producing and non-producing leasehold interests and fixed assets. The expenditures included the purchase of a 20% working interest in the Boos Unit, Campbell County, Wyoming, and additional investment in various Australian prospects, including WA-254-P and EP 325, and PPL 106 in Papua, New Guinea. During the fiscal year ended June 30, 1995, $527,382 was used for capital expenditures. The expenditures included a waterflood project on the Pierce field, lease acquisition costs on the Menga #1 and the Jasper #1, and the drilling of developmental wells on the Walker Creek Field. A total of $226,003 was used in 1994 for capital expenditures and was associated with the drilling of the Edna Dupplechain well, and the purchase of, the McEntire Property. Proceeds from assets sales were $60,879, consisting of sales of used well equipment, and the sale of the Company's interests in the Sam Acola lease in Texas and the Royal Federal 35-7 on the North Adon leasehold in Wyoming. Proceeds from asset sales were $42,399 in 1995, consisting of the sale of a compressor. No property
sales were made during 1994.   The Company purchased short term
investments with its excess cash during 1996 in the amount of $348,360 as compared to purchases of $296,474 in 1995. No investments were purchased in 1994.

     Cash provided by financing activities was $52,714 in 1996 as compared to $1,365,336 in 1995. Approximately $41,625 of the cash provided was attributable to the payment to the Company of the short-term gain realized by an affiliate on the sale of shares of the Company's stock held less than six months. Additional proceeds from the issuance of common stock in the amount of $11,089 were received by the Company pursuant to the exercise of stock options under the Company's Nonqualified Stock Option Plan. In 1995, the Company strengthened its cash position by the sale of 551,200 shares of its common stock at $2.50 per share in a private placement. No cash was used or provided by financing activities in 1994.

     The Company acquired a 70% interest in the Rocky Butte Field in Campbell County, Wyoming as part of the purchase from Victoria Exploration, Inc. in June 1992. At that time, Victoria Petroleum N.L. guaranteed that the property would produce a minimum of $600,000 in positive cash flow. In December 1994, the Company entered into an agreement with Victoria International Petroleum N.L. to transfer its interest in the non-producing Rocky Butte Prospect in exchange for the long term debt owed to Victoria International Petroleum N.L. in the amount of $600,000. As a result of this transaction, the Company expensed its cost in the prospect in the amount of $479,119 and increased stockholders equity by the amount of the debt extinguished.

     The Company has capital commitments of approximately $207,000 for the fiscal year ending June 30, 1997, as described more fully under Permit Obligations on Pages 5-7. These commitments can increase if operators of various permits and prospects propose additional exploration or development projects. Commitments can also be less if the Company elects to withdraw or reduce it's interest in a permit.

     Stockholders Equity: Stockholder equity decreased 3% to $3,964,708 in 1996 from $4,072,225 a year ago. The decrease is attributable to the net loss incurred by the Company for the year. Stockholder equity increased 26% to $4,072,225 during fiscal year 1995 from $3,226,022 in 1994. The increase was a result of the private placement of common stock during the year. Stockholder equity increased 117% during fiscal year 1994 to $3,226,022 from $1,488,931 in 1993. The primary factor leading to this increase was the assets acquired in the acquisition of Victoria Exploration, Inc.

     Debt Obligations: The Company had no long term debt at June 30, 1996 or June 30, 1995. In fiscal year 1995, the Company transferred a non-producing property in exchange for the $600,000 debt as described above. The Company's long term debt at June 30, 1994 was $600,000, a decrease of $458,550 from year end 1993 debt of $1,058,550. The decrease was accomplished by converting a portion of the June 30, 1992 debt owed to Victoria Exploration, Inc. into 207,263 shares of the Company's common stock.

     Reserves and Future Cash Flows:   The Company's proved oil reserves
increased by approximately 41,000 Bbls, or 10% from 439,000 Bbls. in 1995 to 480,000 Bbls. in 1996. The Company's proved gas reserves increased 575 Mmcf from 4,325 Mmcf in 1995 to 4,900 Mmcf in 1996, a 13% increase. The increases are a function of production during the year and revisions due to higher oil and gas prices. During the year, the Company purchased approximately 159,000 mcf of gas production.

     The Company's undiscounted net future cash flows have been estimated by Jeffrey W. Rhodes, an independent petroleum engineer providing consulting services to the Company, to be approximately $9,300,000 as of June 30, 1996. This compares to $6,990,000 in 1995 and $8,743,000 in 1994.
The increase is a result of higher oil and gas prices at June 30, 1996 and a revision of previous quantity estimates. The decrease in 1995 was primarily due to lower gas prices, lower sales of oil and gas produced, and the revision of previous quantity estimates.

     Gas Balancing: The Company at June 30, 1996, was underproduced approximately 31,000 Mcf. The Company was underproduced by 16,000 Mcf of gas at June 30, 1995. These amounts are included in the reserves and estimated net future cash flows.

     Natural Gas Sales Contracts: The Company's gas production is generally sold under short term contracts with pricing set on current spot markets with adjustments for marketing and transportation costs. All contracts are cancelable within 30-90 days notice by the Company. The Company has no contracts that are based on a fixed natural gas price.

     Net Operating Loss and Tax Credit Carryforwards: At June 30, 1996, the Company estimated that, for United States federal income tax purposes, it had consolidated net operating loss carryforwards of approximately $5,590,000. The utilization of approximately $2,700,000 of these carryforwards are limited to an estimated $80,000 annually. The balance of the loss carryforwards, $2,130,000 are limited to the extent of future taxable income to be generated by the Company's subsidiary, Victoria Exploration, Inc., and $760,000 is available to offset future taxable income of the Company. If not utilized, the net operating loss carryforwards will expire during the period from 1997 through 2010.

     Accounting Policies: In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement is effective for financial statements for fiscal years beginning after December 15, 1995. Under SFAS No. 121 an entity shall review long-lived assets and certain indentifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount for an asset may not be recoverable. An entity shall estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the entity shall recognize an impairment loss in accordance with SFAS No. 121. Otherwise, an impairment loss shall not be recognized. The Company has not adopted SFAS No. 121 as of June 30, 1996; however, the Company estimates that if it were to adopt SFAS No. 121 as of that date, it would be required to record a provision of approximately $220,000 for the impairment of certain of its oil and gas properties.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), was issued by the Financial Accounting Standards Board in October 1995. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. The Company will include the disclosures required by SFAS No. 123 in the notes to future financial statements.

Results of Operations

Fiscal 1996 vs Fiscal 1995

     Net Earnings: The Company reported a loss of $160,231 in fiscal 1996 compared to a loss of $1,119,133 in 1995, a decrease of $958,902. The reduction in net loss was a result of lower dry hole costs, lower lease operating expenses, and lower depletion expense incurred during the year.


     Revenue: Total revenue decreased in fiscal 1996 by $129,319, or 9% to $1,268,456 versus $1,397,775 in 1995. The decrease in revenues was associated with lower sales volumes of both oil and gas during the year.

     Revenue from oil and gas sales was $1,198,795 in 1996, a decrease of $135,872, or 10%, from $1,334,667 recorded in 1995. Sales volumes decreased for both oil and gas during the year to 41,000 Bbls. of oil and 273 Mmcf of gas from 54,000 Bbls. of oil and 303 Mmcf of gas in 1995. Average prices per barrel of oil increased 12% to $18.65 from $16.64 a year ago. Average prices received per Mcf of gas increased 19% to $1.60 versus $1.35 in 1995.

     Lease Operating Expenses: Production expenses decreased $53,513 or 8% to $598,487 from $652,000 a year ago. The decrease in production expense was a result of lower workover costs and production taxes. Lease operating costs incurred on a BOE (barrel of oil equivalent) basis increased 12% to $6.94 from $6.22 a year ago.

     Dry Holes, Abandoned and Impaired Properties: Dry hole costs decreased by $435,210 to $135,448 for fiscal 1996 from $570,658 in 1995.
The Company drilled three dry holes during the year, all on leaseholds in Australia. Abandonment costs were $18,482, a decrease of $466,920, or 96% from year ago levels. The Company abandoned the N.E. Dry Gulch Prospect, and plugged and abandoned the McIlhenny gas well in Louisiana. Impairment expense of $48,817 has been recorded for fiscal 1996.

     General and Administrative Expense: General and administrative expenses increased $13,903, or 3%, to $437,394 versus $423,491 in 1995.

     Interest Expense: There was no interest expense in 1996 versus $22,058 a year ago. The decrease in interest expense was attributable to the transfer during 1995 of the Rocky Butte property to Victoria
International Petroleum N.L. in exchange for a note payable to them in the amount of $600,000.


Fiscal 1995 vs. Fiscal 1994

     Net Earnings: The Company reported a loss of $1,119,133 in fiscal 1995 as compared to earnings of $928 in 1994, a decrease of $1,120,061. Decreased revenue resulted from lower oil prices and gas prices, higher depletion expenses, the non cash write-off of $479,119 on the exchange of the Rocky Butte property, and approximately $570,000 in dry hole costs contributed to the decrease in earnings.

     Revenue:   Total revenue increased in fiscal year 1995 by $667,362,
or 91%, to $1,397,775 from $730,413 in fiscal 1994. The primary factor contributing to the increase was the acquisition of additional Victoria Exploration, Inc. properties in June, 1994.

     Revenue from oil and gas sales was $1,334,667 in 1995, an increase of $628,330, or 89%, from the $706,337 received in 1994. Production volumes increased during 1995 for both oil and gas to 54,000 Bbls. for oil and 303,000 Mcf for gas. Average prices received per barrel of oil increased to $16.64 from $14.25 in 1994. Average prices received per Mcf of gas decreased to $1.35 from $1.79 in 1994. The acquisition of the Victoria Exploration, Inc.'s properties in June 1994 accounted for the increase in revenues and production volumes, offset in part by lower gas prices in 1995.

     In fiscal 1995 the Company produced approximately 54,000 barrels of oil and 303 Mmcf of gas, which is an increase of 28,000 Bbls and 116 Mmcf from 1994, or 107% and 62% respectively. These increases are the result of the acquisition of Victoria Exploration, Inc. in June 1994.

     Interest income increased 340% to $44,361 from $10,067 a year ago. The increase is attributable to the proceeds received from the sales of common stock during the year and their investment in interest bearing investments. Gain on sale of assets was $10,176 in 1995.

     Lease Operating Expenses:    Production expenses were $652,000 as
compared to $253,368 in 1994, an increase of $398,632, or 157%. The increase in production expense is attributable to the acquisition of Victoria Exploration, Inc. in June 1994, and an overall increase in operating costs to produce as reflected in the increase in operating costs on a BOE (barrel of oil equivalent) basis from $4.67 in 1994 to $6.22 in 1995. Production expenses were $253,368 in fiscal 1994 as compared to $294,566 in 1993, a decrease of $41,198, or 14.0%.

     Dry Holes and Abandoned Properties:   Dry hole costs were $570,658
for the year ended June 30, 1995. The Company drilled four dry holes during the year, two in Western Australia, one in Papua New Guinea, and one in Campbell County, Wyoming. Dry hole costs were $13,700 in 1994. In 1995 the Company also had abandonment costs of $485,402, relating to the non-cash write-off of the Rocky Butte Prospect and the Mchlhenny B-1 in Louisiana. No properties were abandoned in 1994.

     General and Administrative Expense:    General and administrative
costs increased $223,655, or 112% in 1995 to $423,491 from $199,836 in
1994. The reasons for the increase are higher costs associated with the Company's activity level and absorption of all of Victoria Exploration, Inc.'s general and administrative expenses.

     Interest Expense:     Interest expense in 1995 declined to $22,058
versus $51,232 in 1994. Interest expense declined due to the transfer of the Rocky Butte property to Victoria International Petroleum N.L. in exchange for $600,000 in debt.

Item 8.  Financial Statements and Supplementary Data.

     See pages F-1 through F-16 for this information.

                        INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
Kestrel Energy, Inc.:


We have audited the accompanying consolidated balance sheets of Kestrel Energy, Inc. (a subsidiary of Victoria International Petroleum N.L.) and subsidiary as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kestrel Energy, Inc. and subsidiary as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles.




     KPMG Peat Marwick LLP


Denver, Colorado
September 13, 1996

KESTREL ENERGY, INC.
AND SUBSIDIARY
(A Subsidiary of Victoria International Petroleum N.L.)

Consolidated Balance Sheets
June 30, 1996 and 1995
- ------------------------------------------------------------------


Assets                                             1996        1995
                                                   ----        ----
Current assets:
   Cash and cash equivalents                  $   300,399     776,141
   Short-term investments                         644,834     296,474
   Accounts receivable                            164,805      51,224
   Related party receivable                        25,560      25,560
   Other current assets                            24,018       2,219
                                                ---------   ---------
             Total current assets               1,159,616   1,251,618
                                                ---------   ---------

Property and equipment, at cost:
   Oil and gas properties, successful
         efforts method of accounting
         (notes 2, 3, and 8):
         Unproved                                 309,931     234,833
         Proved                                 4,084,044   4,070,059
   Furniture and equipment                         58,554      54,331
                                                ---------   ---------
                                                4,452,529   4,359,223
Accumulated depreciation and
   depletion                                   (1,496,934) (1,322,857)
                                                ---------   ---------
             Net property and equipment         2,955,595   3,036,366

                                              $ 4,115,211   4,287,984
                                                =========   =========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable:
         Trade                                 $   78,680     106,747
         Related party                             32,742       2,756
   Accrued liabilities                             39,081     106,256
                                                ---------   ---------
             Total current liabilities            150,503     215,759
                                                ---------   ---------

Stockholders' equity (note 4):
   Preferred stock, $1 par value.
         1,000,000 shares authorized;
         none issued                                   --          --
   Common stock, no par value.
         20,000,000 shares authorized;
         1,908,612 and 1,901,818 shares
         issued at June 30, 1996 and 1995,
         respectively                           8,374,654   8,321,940
   Accumulated deficit                         (4,409,946) (4,249,715)
                                                ---------   ---------
             Total stockholders' equity         3,964,708   4,072,225
                                                ---------   ---------
Commitments (note 7)
                                              $ 4,115,211   4,287,984
                                                =========   =========

See accompanying notes to consolidated financial statements.

KESTREL ENERGY, INC.
AND SUBSIDIARY
(A Subsidiary of Victoria International Petroleum N.L.)

Consolidated Statements of Operations

Years Ended June 30, 1996, 1995, and 1994
- ----------------------------------------------------------------

                                              1996      1995       1994
Revenue:
   Oil and gas sales                    $ 1,198,795   1,334,667   706,337
   Gain on sale of property
          and equipment                      14,289      10,176         -
   Interest income                                       44,147    44,361
10,067
   Other, net                                11,225       8,571    14,009
                                           --------    --------  --------
             Total revenue                1,268,456   1,397,775   730,413
                                           --------    --------  --------

Costs and expenses:
   Lease operating expenses                 598,487     652,000   253,368
   Dry holes, abandoned and
          impaired properties               202,747   1,056,060    13,712
   Depreciation and depletion               190,059     363,299   211,337
General and administrative                  437,394     423,491   199,836
Interest expense                             -           22,058    51,232
                                           --------    --------  --------
             Total costs and expenses     1,428,687   2,516,908   729,485
                                           --------    --------  --------
             Net income (loss)          $  (160,231) (1,119,133)      928
                                           ========    ========  ========
Income (loss) per share                      $ (.08)       (.64)        *
                                           ========    ========  ========

Weighted average number of common
   shares outstanding                     1,908,612   1,738,732   578,054
                                           ========    ========  ========
* Less than .01 per share.


See accompanying notes to consolidated financial statements.

KESTREL ENERGY, INC.
AND SUBSIDIARY
(A Subsidiary of Victoria International Petroleum N.L.)

Consolidated Statements of Stockholders' Equity

Years Ended June 30, 1996, 1995, and 1994

- --------------------------------------------------------------------------
                                                               Total
                          Common stock       Accumulated   stockholder's
                       ------------------
                       Shares     Amount       deficit        equity
                       ------     ------     -----------     ---------
Balance, June 30, 1993  433,217 $ 4,620,441    (3,131,510)    1,488,931

Common shares issued to
   Victoria Exploration,
   Inc. (Victoria) in
   exchange for a
   reduction in note
   payable (note 3)     207,263     466,343            --       466,343
Common shares issued to
   acquire Victoria
   Exploration, Inc.
   (note 2)             709,108    1,269,820           --     1,269,820
Net income                   --           --          928           928
                      ---------   ---------    ---------      ---------
Balance, June 30,
   1994               1,349,588   6,356,604    (3,130,582)    3,226,022

Common shares issued,
   net of offering
   costs (note 4)       551,200   1,365,336            --     1,365,336
Adjustment for
   previously
   issued and unrecorded
   shares (note 4)           20          --            --            --
Exchange of non-producing
   property for debt
   owed to Victoria
   International Petroleum
   N.L. (VIP) (note 2)        -     600,000            --       600,000
Net loss                     --          --    (1,119,133)   (1,119,133)
                         ------    --------    ----------    ----------

Balance, June 30,
   1995               1,900,808   8,321,940    (4,249,715)    4,072,225
Exercise of stock
   options                6,750      11,089            --        11,089
Proceeds from sale of
   stock by VIP
   (note 6)                  --      41,625            --        41,625
Adjustment for
   previously issued
   and unrecorded
   shares (note 4)           44          --            --           --
Net loss                     --          --    (  160,231)   (  160,231)
                     ----------    --------     ---------    ---------

Balance, June 30,
   1996               1,907,602  $8,374,654    (4,409,946)    3,964,708
                      =========  ==========     =========     =========
See accompanying notes to consolidated financial statements.

KESTREL ENERGY, INC.
AND SUBSIDIARY
(A Subsidiary of Victoria International Petroleum N.L.)
Consolidated Statements of Cash Flows
Years Ended June 30, 1996, 1995, and 1994
- -------------------------------------------------------------------------

                                       1996         1995          1994
                                       ----         ----          ----
Cash flows from operating
activities: Net income (loss)       $(160,231)   (1,119,133)       928
  Adjustments to reconcile net
  income (loss) to net cash
  provided (used) by operating
  activities:
     Depreciation and depletion       190,059       363,299    211,337
     Abandoned and impaired
        properties                     56,717       479,119         --
     Gain on sale of property and
     equipment                        (14,289)      (10,176)        --
     Changes in operating assets
        and liabilities, net of
        acquisition:
        (Increase) decrease in
           accounts receivable        (13,581)       40,608     20,280
        Increase in related party
           receivables                     --       (25,560)        --
        (Increase) decrease in
           other current assets       (21,799)        1,656        922
        Increase (decrease) in
           accounts payable -- trade  (28,067)      (40,816)    13,715
        Increase (decrease) in
           accounts payable --
           related party               29,986       (15,191)        --
        Increase (decrease) in
           accrued liabilities        (67,175)      53,702      19,365
                                     --------      --------   --------
           Net cash provided (used)
           by operating activities    (28,380)     (272,492)   266,547
                                     --------      --------   --------

Cash flows from investing activities:
  Capital expenditures               (212,595)     (527,382)  (226,003)
  Purchase of short-term investments,
     net                             (348,360)     (296,474)        --
  Cash acquired in acquisition of
     Victoria Exploration, Inc.,
     net of costs incurred of $46,700      --            --     36,475
  Proceeds from sale of property and
     equipment                         60,879        42,399         --
                                     --------      --------   --------
           Net cash used by
           investing activities      (500,076)     (781,457)  (189,528)
                                      -------       -------    -------

Cash flows from financing activities:
  Proceeds from issuance of common
  stock, net of offering costs             --     1,365,336        --
Proceeds from exercise of stock
  options                              11,089            --         --
  Proceeds from sale of stock by
     Victoria                          41,625            --         --
                                     --------      --------    -------
     Net cash provided by
         financing activities         52,714      1,365,336         --
                                     --------      --------   --------

     Net increase (decrease)
        in cash and cash
        equivalents                  (475,742)      311,387     77,019

Cash and cash equivalents at
  beginning of year                   776,141       464,754    387,735

Cash and cash equivalents at end
     of year                        $ 300,399       776,141    464,754
                                     ========      ========   ========

Selected cash payments and noncash
  activities were as follows:
  Cash paid for interest             $     --        22,058     49,757
  Noncash investing and financing
     activities:
     Transfer of oil and gas
        property to VIP
        in exchange for note
        payable to VIP                     --       600,000         --
  Common stock issued to Victoria
     for reduction in note
     payable                               --            --    466,343
  Acquisition of Victoria:
     Receivables                           --            --     93,462
     Oil and gas properties                --            --  1,414,710
     Furniture and equipment               --            --     13,456
     Liabilities assumed                   --            --   (133,440)

See accompanying notes to consolidated financial statements.

KESTREL ENERGY, INC.
AND SUBSIDIARY
(A Subsidiary of Victoria International Petroleum N.L.)

Notes to Consolidated Financial Statements

June 30, 1996, 1995, and 1994
- --------------------------------------------------------------------------
        Summary of Significant Accounting Policies

        Organization

        Kestrel Energy, Inc. (the Company) was incorporated under the laws of the State of Colorado on November 1, 1978. The Company's principal business is the acquisition, either alone or with others, of interests in proved developed producing oil and gas leases, and exploratory and development drilling.

        The Company presently owns oil and gas interests in the states of California, Colorado, Kansas, Louisiana, New Mexico, Oklahoma, South Dakota, Texas, and Wyoming. The Company also has an interest in five international exploration permits, one in New Guinea and four in Australia.

        Victoria International Petroleum N. L. (VIP) owns 61.3% of the common shares of the Company.

        Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiary, Victoria Exploration, Inc. (Victoria). All significant intercompany accounts and transactions have been eliminated in consolidation.

        Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Cash Equivalents

        Cash equivalents consist of money market funds. For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

        Short-Term Investments

        Short-term investments at June 30, 1996 consist primarily of U.S. Treasury securities with maturities of less than one year which are classified as available for sale. Short-term investments are recorded at cost, which approximates market value.

        Property and Equipment

        The Company follows the successful efforts method of accounting for its oil and gas activities. Accordingly, costs associated with the acquisition, drilling, and equipping of successful exploratory wells are capitalized. Geological and geophysical costs, delay and surface rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Costs of drilling development wells, both successful and unsuccessful, are capitalized.
        Upon the sale or retirement of oil and gas properties, the cost thereof and the accumulated depreciation or depletion are removed from the accounts and any gain or loss is credited or charged to operations.

        Depreciation and depletion of capitalized exploration and development costs is computed on the units-of-production method by individual fields as the related proved reserves are produced. A reserve is provided for estimated future costs of site restoration, dismantlement, and abandonment activities net of residual salvage value as a component of depletion.

        Furniture and equipment are depreciated using the straight-line method over estimated lives ranging from three to five years.

        The Company currently assesses impairment of proved oil and gas properties on an aggregate basis using undiscounted estimated future net revenue and constant prices and costs. Management periodically evaluates capitalized costs of unproved properties and provides for impairment, if necessary, through a charge to operations.

        In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement is effective for financial statements for fiscal years beginning after December 15, 1995. Under SFAS No. 121 an entity shall review long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the changes in circumstances are present or if other events in circumstances indicate that the carrying amount of an asset that an entity expects to hold and use may not be recoverable, the entity shall estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset (grouped at the lowest level for which there are identifiable cash flows) less the future cash outflows expected to be necessary to obtain those inflows. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the entity shall recognize an impairment loss in accordance with SFAS No. 121. Otherwise, an impairment loss shall not be recognized. The Company has not adopted SFAS No. 121 as of June 30, 1996; however, if it were to adopt SFAS No. 121 as of that date, it would be required to record a provision of approximately $220,000 for the impairment of certain of its oil and gas properties. The provision for impairment will be recorded in the quarter ended September 30, 1996.

        Gas Balancing

        The Company uses the sales method of accounting for gas balancing of gas production. Under this method, all proceeds from production credited to the Company are recorded as revenue until such time as the Company has produced its share of related reserves.
        Thereafter, additional amounts received are recorded as a liability.

        As of June 30, 1996 and 1995, the Company is in an under-produced position of approximately 33,000 MCFs and 16,000 MCFs, respectively. Accordingly, these amounts have been included in the reserve quantities as set forth in note 9.

        Income Taxes

        The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date.

        Income (Loss) per Share

        Income (loss) per share is computed by dividing net income or loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Outstanding stock options are excluded from the computation if the effect is antidilutive.

(2)     Acquisitions

        Effective January 1, 1992, the Company acquired various operating and royalty interests in producing and non-producing oil and gas properties in Wyoming, Louisiana and Oklahoma from Victoria for $1,644,058. The acquisition was originally financed by a $1,600,000 note payable to Victoria, of which $600,000 was subsequently converted to common stock of the Company in 1992.

        The Company obtained a guarantee from VIP that an unproved waterflood prospect acquired in the aforementioned property acquisition would generate $600,000 in positive cash flow to the Company or, that in the opinion of an independent petroleum engineering firm, to be obtained in 1997, it could reasonably be expected to generate this amount. In the event that the property failed to meet either of these criteria, VIP was obligated to contribute additional properties or cash to meet any shortfall.

        In December 1994, the Company determined that it would not be able to develop the property, and entered into an agreement with VIP to transfer its interest in the property in exchange for a note payable to VIP in the amount of $600,000 (see note 3). As a result of the transaction, the Company expensed its cost in the prospect in the amount of $479,119 and increased stockholders' equity by the amount of the debt extinguished.

        On June 10, 1994, the Company exchanged 709,108 previously unissued common shares of the Company, and certain stock options, for all of the outstanding common and preferred shares of Victoria, a wholly-owned subsidiary of VIP. The transaction was accounted for at historical cost as an exchange between companies under common control. The stock options issued were in consideration for certain undeveloped properties owned by Victoria, which the Company agreed to develop. The options vest if the undeveloped properties are successfully developed by June 30, 1997.

        Prior to the transaction, Victoria transferred all of its holdings in the Company, 380,913 shares (59%), to VIP. VIP currently owns 61.3% of the common shares of the Company (52.5% diluted for currently vested options).

(3)     Notes Payable to Related Party

        In conjunction with the property acquisition from Victoria (see note 2), the Company issued a $1,000,000 note payable to Victoria
        on January 1, 1992 with interest at the prime rate.   In December
        1992, the terms of a $58,550 unsecured short-term note to Victoria were conformed to the terms of the $1,000,000 note payable and the notes were combined. Effective January 1, 1994, $466,343 of indebtedness to Victoria (including $7,793 of accrued interest) was canceled in exchange for 207,263 shares of the Company's common stock.

        Effective April 1, 1994, Victoria transferred the remaining $600,000 note receivable from the Company to its parent, VIP (see note 2). Effective December 24, 1994, the $600,000 note was exchanged for non-producing property (see note 2). Related party interest expense was approximately $22,058 and $40,800 for the years ended June 30, 1995 and 1994, respectively.

(4)     Stockholders' Equity

        On March 2, 1994, the Company's shareholders approved an increase in the authorized shares of common stock from 2 million to 20 million shares and authorized the issuance of up to 1 million shares of a new class of $1 par value preferred stock, the rights and preferences of which are to be determined by the Board of Directors at or prior to the time of issuance.

        During 1995, the Company sold 551,200 shares of the common stock at a price of $2.50 per share in a private placement. Total proceeds, net of brokers commissions, were $1,365,336.

        The Company has reserved 36,000 shares of its no par common stock for key employees of the Company under its 1993 Amended Restated Stock Incentive Plan (the Incentive Plan). Under the terms of the Plan, no stock options are exercisable more than ten years after the date of grant (five years after date of grant for 10% shareholders). As of June 30, 1996, there were no options outstanding under the Incentive Plan.

        The Company has reserved 750,000 shares of its no par common stock for employees, officers, directors, consultants and advisors of the Company under its 1993 Nonqualified Stock Option Plan (the Nonqualified Plan). Under the terms of the Plan, no stock options are exercisable more than ten years after the date of grant (five years after date of grant for 10% shareholders).

        During fiscal 1996, 1995, 1994 and 1993, the Board of Directors granted options to purchase shares of common stock to key personnel, directors and a consultant, pursuant to the Nonqualified Plan. The exercise prices of the options range from $1.3125 to $4.63 per share. The options granted are exercisable upon issuance.

        Options granted and outstanding under the Nonqualified Plan as of June 30, 1996 are as follows:

                           Exercise       Options         Options
         Year of grant       price        granted       Outstanding
         ------------        -----        -------       -----------
             1993           $ 1.31         55,750      53,000
             1994        2.87   - 4.63    131,000     129,500
             1995        1.875  - 4.00    128,500     124,500
             1996       2.375  - 3.875    265,000     265,000
                                         ========    ========

                                          580,250     572,000

        During fiscal 1996, 6,750 stock options were exercised at prices ranging from $1.31 to $1.875 per share, and 1,500 stock options granted at $4.63 expired.

        During the years ended June 30, 1995 and 1996, certificates for previously issued shares of the Company's common stock, representing 20 and 44 shares, respectively, were presented for transfer. Prior to presentment, such shares had not been recorded as issued by the Company.

(5)     Income Taxes

        At June 30, 1996 and 1995, the Company's significant deferred tax assets and liabilities are as follows:

                                                       1996        1995
                                                       ----        ----
        Deferred tax assets:
          Net operating loss carryforwards      $ 2,180,000   2,199,000
          Depletion carryforwards                    67,000      24,000
          Investment tax credit carryforwards        47,000      47,000
             Oil and gas properties,
             principally due to differences
             in depreciation and depletion            5,000          --
                                                   --------    --------
             Gross deferred tax assets            2,299,000   2,270,000

        Valuation allowance                      (2,299,000) (2,254,000)
                                                   --------    --------
             Net deferred tax assets                    -        16,000

        Deferred tax liabilities - oil and gas
          properties, principally due to
          differences in depreciation and
          depletion                                     -       (16,000)

             Net deferred tax liability        $        -             -

        The valuation allowance for deferred tax assets as of June 30, 1995 was $2,254,000. The net change in the valuation allowance for the year ended June 30, 1996 was an increase of $45,000.

        At June 30, 1996, the Company had net operating loss carryforwards of approximately $5,590,000. The utilization of approximately $2,700,000 of these loss carryforwards is limited to an estimated $80,000 per year as a result of a change of ownership which occurred June 30, 1994. Of the balance of the net operating loss carryforwards, $2,130,000 is limited to the extent of future taxable income generated by Victoria, and $760,000 is available to offset future taxable income of the Company. If not utilized, the tax net operating losses will expire during the period from 1997 through 2009.

(6)     Related Party Transactions

        In addition to the transactions with related parties described in notes 2 and 3, the Company entered into an administrative services agreement with Victoria, effective July 1, 1992. The agreement called for Victoria to provide office space, support staff, and office supplies to the Company for a fee of $2,500 per month. The Company continued to be responsible for professional fees such as engineering, accounting and legal fees. Fees paid to Victoria prior to its acquisition by the Company were $30,000 in 1994. The agreement was canceled on June 30, 1994.

        The Company also, through its affiliation with VIP, has the opportunity to participate in various international permits throughout the world. The Company earns a right to participate by sharing in the costs of data review, seismic, and drilling. To date, the Company has agreed to farm-in on five international permits, one in New Guinea, and four in Australia. The Company has agreed to pay VIP a 5% royalty on the Company's interest in the international permits for any permits which produce net revenues for the Company.

        In 1996, the Company received payment of $41,625 from its parent, attributed to the gain realized by VIP on the sale of shares of the Company's stock held less than six months.

(7)     Lease Commitments

        The Company has noncancelable operating leases, primarily for rent of office facilities that expire over the next five years. Rental expense for operating leases was $31,179 and $28,960 for the years ended June 30, 1996 and 1995, respectively.

        Future minimum rental commitments under noncancelable operating leases as of June 30, 1996 are as follows:

                  Fiscal Year
                  -----------

                     1997                          $ 30,664
                     1998                            12,777
                                                   --------
                                                   $ 43,441
                                                   ========

        The Company currently has an interest in one prospect in Papua New Guinea and four in Australia. Under the terms of the exploration permits, the Company is obligated to spend specified amounts in each annual period in order to retain its interest in the permit. The Company can generally withdraw from the permit at the end of any annual period without penalty and forfeit its interest in the permit. Estimated permit obligations expected to be incurred over the next 5 years are as follows:

                                                            Permit Year
                  -----------
                     1997                         $ 207,000
                     1998                            62,000
                     1999                           235,000
                     2000                           187,500
                     2001                              -
                                                   --------
                                                  $ 691,500
                                                   ========

(8) Disclosures About Capitalized Costs, Costs Incurred, and Major Customers Capitalized costs related to oil and gas producing activities are as follows:

                                                             June 30
                                                      ---------------------
- ---
                                                    1996              1995
                                                    ----              ----
                Proved                       $ 4,084,044         4,070,059
                Unproved                         309,931           234,833

                                                --------          --------
                                               4,393,975         4,304,892
                Accumulated depreciation
                and depletion                 (1,458,192)        (1,292,568)
                                                --------          --------

                                             $ 2,935,783         3,012,324
                                                ========          ========

        Costs incurred in oil and gas producing activities for the three years ended June 30, 1996 were approximately as follows:

                                          1996           1995
1994
                                          ----           ----           ---
- -
          Unproved property
             acquisition costs          $ 123,000      338,000      46,000
          Proved property acquisition
             costs                         37,000          -     1,398,000
          Development costs                52,000      333,000     194,000
          Exploration costs               146,000      577,000      13,000

        The unproved property acquisition costs and proved property acquisition costs above include amounts relating to the acquisition of Victoria in 1994.

        During fiscal 1996, the Company had two major customers. Sales to these customers accounted for approximately 26% and 15% of 1996 oil and gas sales. During fiscal 1995, the Company had two major customers. Sales to these customers accounted for approximately 35% and 15% of 1995 oil and gas sales. During fiscal 1994, the Company had four major customers. Sales to these customers accounted for approximately 25%, 13%, 13% and 12% of 1994 oil and gas sales.

(9)     Information Regarding Proved Oil and Gas Reserves (Unaudited)

        The information presented below regarding the Company's oil and gas reserves was prepared by an independent petroleum engineering consultant. All reserves are located within the continental United States.

        Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. The determination of oil and gas reserves is highly complex and interpretive. The estimates are subject to continuing changes as additional information becomes available.

        Estimated net quantities of proved reserves of oil and gas for the years ended June 30, 1996, 1995, and 1994 are as follows:

                           1996               1995               1994
                       Oil      Gas        Oil     Gas        Oil      Gas
                     (BBLS)    (MCF)     (BBLS)   (MCF)     (BBLS)    (MCF)
                    ------- --------- ------- --------- -------  --------
Beginning of year   439,000 4,325,000 471,000 4,768,000 177,000 2,180,000
Purchases of oil
   and gas reserves
   in place           8,000     -         -      -    - 237,000 2,697,000
Revisions of
   previous quantity
   estimates         77,000   689,000  22,000  (140,000)(17,000) (135,000)
Extensions,
   discoveries
   and improved
   recovery             -     159,000     -           - 100,000   213,000
Sales of reserves
   in place          (1,000)    -         -       -         -           -
Production          (43,000) (273,000)(54,000) (303,000)(26,000) (187,000)
                    ------- --------- ------- --------- ------- ---------
End of year         480,000 4,900,000 439,000 4,325,000 471,000 4,768,000
                    ======= ========= ======= ========= ======= =========
Proved developed
   reserves -
   beginning of
   year             327,000 2,436,000 324,000 2,817,000 176,000 1,771,000
                    ======= ========= ======= ========= ======= =========
Proved developed
   reserves - end of
   year             400,000 2,717,000 327,000 2,436,000 324,000 2,817,000
                    ======= ========= ======= ========= ======= =========

   Standardized Measure of Discounted Future
   Net Cash Flows Relating to Proved Oil and Gas Reserves

   Future net cash flows presented below are computed using year-end prices and costs. Future corporate overhead expenses and interest expense have not been included.

                                       1996         1995         1994

Future cash inflows               $ 16,470,000  13,113,000   16,076,000
Future costs:
    Production                      (6,227,000) (5,310,000)  (6,177,000)
    Development                       (893,000)   (813,000)    (892,000)
    Income taxes                       (50,000)     -          (264,000)
                                  ------------  ----------   ----------
Future net cash flows                9,300,000   6,990,000    8,743,000
10% discount factor                 (3,279,000) (2,871,000)  (3,188,000)
                                  ------------  ----------   ----------
    Standardized measure of discounted
       future net cash flows      $  6,021,000   4,119,000    5,555,000
                                  ============  ==========   ==========


The principal sources of changes in the standardized measure of discounted future net cash flows during the years ended June 30, 1996, 1995, and 1994 are as follows:


                                       1996         1995         1994
Beginning of year                  $ 4,119,000   5,555,000    2,822,000

Sales of oil and gas produced
    during the period, net of
    production costs                  (600,000)   (683,000)    (439,000)
Net change in prices and production
    costs                              748,000  (1,027,000)    (761,000)
Changes in estimated future
    development costs                  (36,000)   (105,000)     (21,000)
Purchase of reserves in place           22,000       -        2,818,000
Extensions, discoveries and improved
    recovery                           112,000       -          808,000
Revisions of previous quantity
    estimates and other              1,295,000      (9,000)    (122,000)
Net change in income taxes             (50,000)   (168,000)     168,000
Sales of reserves in place              (1,000)      -               -
Accretion of discount                  412,000     556,000      282,000
                                   -----------   ---------    ---------

End of year                        $ 6,021,000   4,119,000    5,555,000
                                   ===========   =========    =========


    Information Regarding Proved Oil and Gas Reserves (Unaudited)
    (continued)

    The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves were prepared in accordance with the provisions of Statement of Financial Accounting Standards No. 69. Future cash inflows were computed by applying current prices at year-end to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions. Future income tax expenses are calculated by applying appropriate year-end tax rates to future pretax net cash flows relating to proved oil and gas reserves, less the tax basis of properties involved and tax credits and loss carryforwards relating to oil and gas producing activities.
    Future net cash flows are discounted at a rate of 10% annually to derive the standardized measure of discounted future net cash flows. This calculation procedure does not necessarily result in an estimate of the fair market value or the present value of the Company's oil and gas properties.



Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

    The information required herein is incorporated by reference from the Company's definitive proxy statement for the 1996 annual meeting of shareholders.

Item 11.  Executive Compensation

    The information required herein is incorporated by reference from the Company's definitive proxy statement for the 1996 annual meeting of shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The information required herein is incorporated by reference from the Company's definitive proxy statement for the 1996 annual meeting of shareholders.

Item 13.  Certain Relationships and Related Transactions

    The information required herein is incorporated by reference from the Company's definitive proxy statement for the 1996 annual meeting of shareholders.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)  Exhibits

        Exhibit No.    Description
        ----------     -----------
             3         Articles of Incorporation and Bylaws.  Amended and
                       Restated Articles of Incorporation, as filed with the Secretary of State of Colorado on March 16,
                       1995, filed as Exhibit (3)1 to the Annual Report on Form 10-K/A for the fiscal year ended June 30, 1994 and incorporated herein by reference.

                       Amended and Restated Bylaws, as adopted by the Board of Directors on January 16, 1995, filed as Exhibit (3)2 to the Annual Report on Form 10-K/A for the fiscal year ended June 30, 1994 and incorporated herein by reference.

             4 Instruments Defining the Rights of Security Holders. The form of common stock share certificate filed as Exhibits 5.1 to the Registrant's Form S-2 Registration Statement under the Securities Act of 1933, as amended, Registration No. 2-65317. and Article II of the Registrant's Articles of Incorporation filed as
                       Exhibit 4.1 thereto, as amended on March 4, 1994 and filed with the Annual Report on Form 10-K for the fiscal year ended June 30, 1994 are incorporated herein by reference.

             10.1 Purchase and Sale Agreement between the Company and Victoria Exploration, Inc. dated June 1, 1992, and filed as Exhibit B with the Form 8-K filed on June 15, 1992 and incorporated herein by reference.

             10.2 Consent to Corporate Action dated June 1, 1992 of Victoria Exploration, Inc. and filed as Exhibit C with the Form 8-K filed on June 15, 1992 and incorporated herein by reference.

             10.3 Mortgage, Security Agreement, Assignment of Proceeds, and Financing Statement between the Company and Victoria Exploration, Inc. dated June 1, 1992, and filed as Exhibit D with the Form 8-K filed on June 15, 1992 and incorporated herein by reference.

             10.4 Administrative Services Agreement dated September 15, 1992 between Victoria Exploration, Inc. and the Company filed as Exhibit 10.12 with the Annual Report on Form 10-K for the fiscal year ended June 30, 1992 and incorporated herein by reference.

             10.5 Agreement for Exchange of Stock dated May 3, 1994 filed as Exhibit 2.01 with the Form 8-K filed on July 8, 1994 and incorporated herein by reference.

             10.6 $600,000 Promissory Note dated September 23, 1994 payable to Victoria International Petroleum N.L., as amended, filed as Exhibit 10.10 with the Annual Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

             10.7 Amended and Restated Incentive Stock Option Plan as amended March 14, 1995 and filed as Exhibit 10.7 with the Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

             10.8 1993 Nonqualified Stock Option Plan as amended March 14, 1995 and December 12, 1995 and filed as
                       Exhibit 4.3 with the Company's Registration
                       Statement on Form S-8 (SEC No. 33-63171) and
                       Incorporated herein by reference.

             21 Subsidiaries of the Registrant filed as Exhibit 22 with the Annual Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

             23        Consent of KPMG Peat Marwick LLP

             27        Financial Data Schedule

   (b)  Financial Statements.
             Independent Auditors' Report                      F-1
             Consolidated Balance Sheets                       F-2
             Consolidated Statements of Operations             F-3
             Consolidated Statements of Stockholders' Equity   F-4
             Consolidated Statements of Cash Flows             F-5
             Notes to Consolidated Financial Statements        F-6

                   All schedules are omitted as the required information
             is inapplicable or presented in the financial statements or related notes.

   (c)  Reports on Form 8-K.

   No reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1996.


                                 SIGNATURES
   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      KESTREL ENERGY, INC.
                                      (Registrant)


Date:  September 27, 1996             By: /s/ Timothy L. Hoops
                                      Timothy L. Hoops, President
                                      and Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  September 27, 1996                  By: /s/ Timothy L. Hoops
                                           Timothy L. Hoops, President,
                                           Chief Executive Officer,
                                           and Director


Date:  September 27, 1996                  By:/s/ Robert J. Pett
                                           Robert J. Pett, Chairman of
                                           the Board


Date:  September 27, 1996                  By:/s/ Mark A. Boatright
                                           Mark A. Boatright, Vice
                                           President, Finance, Chief
                                           Financial Officer, and
                                           Director


Date:  September 27, 1996                  By:/s/ Kenneth W. Nickerson
                                           Kenneth W. Nickerson,
                                           Director


Date:  September 27, 1996                  By:/s/ John T. Kopcheff
                                           John T. Kopcheff, Vice
                                           President - International,
                                           and Director


                                EXHIBIT INDEX
                                -------------

EXHIBIT                                    METHOD OF FILING
- -------                                    ----------------

23      Consent of KPMG Peat
          Marwick LLP                      Filed herewith electronically

27      Financial Data Schedule            Filed herewith electronically

