Form 10-Q
period 1996-09-30
KESTREL ENERGY INC
filed 1996-11-14
CIK 312842

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the period ended September 30, 1996

                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the transition period from ----------- to

                      Commission File Number: 0-9261

                            KESTREL ENERGY, INC.
           (Exact name of registrant as specified in its charter)

          Colorado                            84-0772451
(State of other jurisdiction     (I.R.S. Employer Identification No.)
of incorporation or organization)

999 18th Street, Suite 1100, Denver, CO               80202
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

                         [X] Yes             [ ] No


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

             The number of shares outstanding of common stock,
                     as of September 30, 1996: 1,907,604

                            KESTREL ENERGY, INC.
                               AND SUBSIDIARY
           (A Subsidiary of Victoria International Petroleum N.L.)

                   INDEX TO UNAUDITED FINANCIAL STATEMENTS

                                                                      Page

PART I.   FINANCIAL INFORMATION

          ITEM 1.   Financial Statements

                    Consolidated Balance Sheets as of
                    September 30, 1996 and  June 30, 1996             3

                    Consolidated Statements of Operations
                    for the Three Months Ended
                    September 30, 1996 and 1995                       4

                    Consolidated Statements of Cash
                    Flows for the Three Months Ended
                    September 30, 1996 and 1995                       5

                    Notes to Consolidated Financial Statements        6


          ITEM 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                        6


PART II.  OTHER INFORMATION

          ITEM 1.   Legal Proceedings                                 8

          ITEM 2.   Changes in Securities                             8

          ITEM 3.   Defaults Upon Senior Securities                   8

          ITEM 4.   Submission of Matters to a Vote of
                    Security Holders                                  8

          ITEM 5.   Other Information                                 8

          ITEM 6.   Exhibits and Reports of Form 8-K                  8

          Signatures                                                  9

                       PART I.   FINANCIAL INFORMATION


ITEM 1.  Financial Statements

KESTREL ENERGY, INC.
AND SUBSIDIARY
(A Subsidiary of Victoria International Petroleum N.L.)
CONSOLIDATED BALANCE SHEETS as of September 30, 1996 and June 30, 1996
(Unaudited)

ASSETS                              September 30,            June 30,
                                        1996                   1996
                                   ---------------        --------------
CURRENT ASSETS:
   Cash and cash equivalent           $563,407               $300,399
   Short term investments              421,788                644,834
   Accounts receivable                 178,573                164,805
   Due from related party               25,560                 25,560
   Other assets                         15,569                 24,018
                                   -----------            -----------
      Total current assets           1,204,897              1,159,616
                                   -----------            -----------

PROPERTIES AND EQUIPMENT, NET, AT COST:
   Oil and gas properties,
      Successful efforts methods
      of accounting:
         Unproved                      294,604                309,931
         Proved                      4,119,882              4,084,044
   Furniture and Equipment              59,889                 58,554
                                   -----------            -----------
                                     4,474,375              4,452,529

   Accumulated depreciation and
      depletion                     (1,722,320)            (1,496,934)
                                   -----------            -----------
   Net property and equipment        2,752,055              2,955,595
                                   -----------            -----------
                                    $3,956,952             $4,115,211
                                   ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable:
      Trade                           $119,361                $78,680
      Related Party                     29,823                 32,742
   Accrued liabilities                  17,705                 39,081
                                   -----------            -----------
      Total current liabilities        166,889                150,503
                                   -----------            -----------

STOCKHOLDERS' EQUITY:
   Preferred Stock, $1 par value;
      1,000,000 shares
      authorized, none issued
      at September 30, 1996              -----                  -----
   Common Stock, no par value;
      20,000,000 shares
      authorized, 1,907,604
      issued and outstanding
      at September 30, 1996          8,374,654              8,374,654
   Accumulated deficit              (4,584,591)            (4,409,946)
                                   -----------            -----------
      Total stockholders' equity     3,790,063              3,964,708
                                   -----------            -----------
                                    $3,956,952             $4,115,211
                                   ===========            ===========

KESTREL ENERGY, INC.
AND SUBSIDIARY
(A Subsidiary of Victoria International Petroleum N.L.)
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED September 30, 1996 and 1995
(Unaudited)


                                                   Three months ended
                                                        September 30,
                                       1996                    1995
                                    ----------              ---------
REVENUE:
   Oil and gas sales                  $285,834               $257,938
   Interest                              9,921                 12,894
   Gain on sale of property
     and equipment                           -                  2,888
   Other income                            222                  1,449
                                    ----------            -----------
TOTAL REVENUES                         295,977                275,169
                                    ----------            -----------
COSTS AND EXPENSES:
   Production and operating            129,166                140,719
   Dry holes, abandoned and
      impaired properties              210,031                 10,471
   Depreciation and depletion           30,683                 78,746
   General and administrative          100,742                103,411
                                    ----------            -----------
TOTAL COSTS AND EXPENSES               470,622                333,347
                                    ----------            -----------
NET LOSS                             $(174,645)              $(58,178)
                                    ----------            -----------
NET LOSS PER COMMON SHARE               $(0.09)                ($0.03)
                                    ----------            -----------
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                   1,907,604              1,965,578
                                    ==========            ===========


KESTREL ENERGY, INC.
AND SUBSIDIARY
(A Subsidiary of Victoria International Petroleum N.L.)
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED September 30, 1996 and 1995
(Unaudited)


                                 September 30,          September 30,
                                      1996                    1995
                                 -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                             $(174,645)              $(58,178)

Adjustments to reconcile
   net income to net cash provided
   by operating activities:

Dry holes, abandoned and
   impaired properties                 210,031                     -
Depreciation and depletion              30,683                 78,746
Gain on sale of property
   and equipment, net                       -                  (2,888)
(Increase) decrease in accounts
   receivable relating to operations   (13,768)                14,449
(Increase) decrease in
   related party receivable                  -                    169
Increase (decrease) in
   other current assets                  8,449                (15,861)
Increase (decrease) in
   accounts payable                     40,681                 16,929
Increase (decrease) in
   accrued liabilities                 (21,376)               (48,149)
Increase (decrease) in
   related party payable                (2,919)                    -
                                    ----------              ---------
      Net cash, (used) provided by
         operating activities           77,136                (14,790)
                                    ----------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures/acquisition
   of properties                       (37,174)                (6,172)
Proceeds from sale of
   property and equipment                   -                   2,888
(Purchase) redemption of
   short-term investments              223,046               (101,462)
                                      --------               --------
      Net cash provided (used)
         by investing activities       185,872               (104,746)
                                      --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from  sale of
   stock by affiliate                       -                  41,625
                                      --------                -------
Net cash provided by
   financing activities                     -                  41,625
                                      --------                -------
Net increase (decrease) in
   cash and cash equivalents           263,008                (77,911)

Cash & cash equivalents at
   the beginning of the period         300,399                776,141
                                      --------               --------
Cash & cash equivalents at
   the end of the period              $563,407               $698,230
                                      ========               ========
Cash paid during the period
   for interest                             -                $     -
                                      ========               ========

KESTREL ENERGY, INC.


NOTES TO FINANCIAL STATEMENTS

1.   Management Opinion

     These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

     In the opinion of management, the accompanying interim unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of September 30, 1996, the results of operations for the periods shown in the statements of operations, and the changes in cash position for the periods shown in the statements of cash flows. All adjustments made are of a normal recurring nature.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                       LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had working capital of $1,038,008. This compares to the Company's working capital of $1,091,882 as of September 30, 1995.

Net cash provided from operating activities was $77,136 for the period ending September 30, 1996, an increase of $91,926, over the use of $14,790 for the same period in 1995. Operating cash flows increased during the first quarter due to higher oil and gas revenues and lower total expenses excluding non cash impairment costs of $210,031, of the Company as more fully described under Results of Operations. The Company's accounts receivable increased $13,768 or 8% to $178,573 during the period as compared to a decrease of $14,449, or 9% for the same period in 1995. The increase in receivables from a year ago is primarily due to higher oil and gas prices. The Company's accounts payable increased $40,681 or 52% to $119,361 during the period versus an increase of $16,929 or 16% a year ago. The increase is partly a result of the Company's reclassification of approximately $21,376 of accrued liabilities during the period. The Company's accrued liabilities decrease $21,376 to $17,705 or 55% for the quarter ended September 30, 1996. This compared to a decreased of $48,149 or 45% for the same period a year ago. The decrease in accrued liabilities was a result of the Company's reclassification to accounts payable of $21,376 during the quarter. All other factors regarding operating activities affecting cash flow were not material.

Net cash flow provided by investing activities was $185,872, for the quarter ended September 30, 1996, versus the use of $104,746 for the same period in 1995. The increase in cash flow from investing activities was due to the redemption of short term investments during the period. The Company had capital expenditures of $37,174 during the three months ended September 30, 1996, which included the purchase of a new compressor for the Piece Unit in Wyoming and completion costs incurred on the Gallion #5 offset well in Pittsburgh County, Oklahoma.

No cash was provided from financing activities during the quarter ended September 30, 1996. This compares to the same period in 1995 when $41,625 was provided from the purchase and sale of shares of the Company's stock by an affiliated company.


                            RESULTS OF OPERATIONS

FIRST QUARTER RESULTS

The Company reports a loss of $174,645, or 9 cents per share, for the three month period ended September 30, 1996. This compares with a loss of $58,178 or 3 cents per share, for the same period a year ago. The loss in 1996 is attributable to the Company's recognition of non cash impairment costs of $194,000 during the period as more fully described below.

The Company's revenues for the three month period ended September 30, 1996 were $295,977 compared to $275,169 during the same period of 1995, an increase of $20,808 or 8%. Revenue from oil and gas sales was $285,834 for the period ended September 30, 1996, an increase of $27,896, or 11%, as compared to $257,938 for the same period in 1995. The increase in total revenues and revenues from oil and gas sales was attributable to the higher oil and gas prices versus a year ago.

The Company's total expenses increased $137,275 or 41% to $470,622 as compared to $333,347 a year ago. The increase in overall expenses is a result of the increase in dry holes, abandoned, and impaired properties costs of $210,031. On July 1, 1996 the Company implemented the Financial Accounting Standards Boards Statement of Financial Accounting Standards No. 121 (SFAS 121). This statement requires the Company to measure the carrying value of its proved oil and gas properties against the expected future cash flows from those properties, and if the carrying value of a property is greater than the expected future cash flows from the property to recognize an impairment loss. As a result of SFAS No. 121, the Company recognized an impairment loss of $194,000 during the period. The remaining impairment loss represents the Company's amortization of certain non-producing international oil and gas permits in the amount of $16,031.

Production and operating expenses decreased $11,553, or 8%, to $129,166 versus $140,719 for the same period a year ago. No particular factor caused the decease in production and operating expenses. Production and operating expenses can vary from one period to another based on the expenses incurred by the property's operator, which are for the most part outside of the Company's control.

General and Administrative costs decreased $2,669, or 3%, to $100,742 as compared to $103,411 for the same period a year ago.

The Company participated in the drilling of the Helicon #1 on the WA-254-P prospect in Australia in July. The well was abandoned as a dry hole at a cost of approximately $25,000. These costs were recorded as of June 30, 1996, because the Company had incurred the costs, and the unfavorable drilling results were known prior to the preparation of the Company's audited year end financial statements. The Company continues to actively pursue acquisition candidates and exploration prospects.


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

ITEM 1.   LEGAL PROCEEDINGS
                    Not applicable

ITEM 2.   CHANGES IN SECURITIES
                    Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
                    Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                    Not applicable

ITEM 5.   OTHER INFORMATION
                    Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
               (a)  Exhibits
                    27 Financial Data Schedule
               (b)  Reports on Form 8-K - None

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              KESTREL ENERGY, INC.
                              (Registrant)


Date:  November 13, 1996      /s/TIMOTHY L. HOOPS
                              Timothy L. Hoops
                              President, Principal Executive Officer,
                                   and Director


Date:  November 13, 1996      /s/MARK A. BOATRIGHT
                              Mark A. Boatright
                              Vice President - Finance,
                              Principal Financial and Accounting Officer,
                              and Director


                                  EXHIBIT INDEX

EXHIBIT                                     METHOD OF FILING
-------                                     ----------------

27                                          Filed herewith electronically