Form 10-Q
period 1996-12-31
KESTREL ENERGY INC
filed 1997-02-14
CIK 312842

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the period ended December 31, 1996

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ---------- to

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

                        [X]     Yes     [--]     No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of common stock, as of December 31, 1996:
1,907,624

                           KESTREL ENERGY, INC.
                              AND SUBSIDIARY
          (A Subsidiary of Victoria International Petroleum N.L.)

                  INDEX TO UNAUDITED FINANCIAL STATEMENTS


PART I.   FINANCIAL INFORMATION                                  Page

Item 1.   Consolidated Balance Sheets as of December
          31, 1996 and June 30, 1996                             3

          Consolidated Statements of Operations for the
          Three and Six months Ended December 31, 1996
          and 1995                                               4

          Consolidated Statements of Cash Flows for the
          Six Months Ended December 31, 1996 and 1995            5

          Notes to Consolidated Financial Statements             6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    7

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                      9

Item 2.   Change in Securities                                   9

Item 3.   Defaults Upon Senior Securities                        9

Item 4.   Submission of Matters to a Vote of Security Holders    9

Item 5.   Other Information                                      9

Item 6.   Exhibits and Reports of Form 8-K                       9

Signatures                                                       10

                      PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

KESTREL ENERGY, INC.
AND SUBSIDIARY
(A Subsidiary of Victoria International Petroleum N.L.)
CONSOLIDATED BALANCE SHEETS as of December 31, 1996 and June 30, 1996
(Unaudited)


ASSETS                             December 31,        June 30,
                                   1996                1996
----------------------------       -----------         ------------
CURRENT ASSETS:
   Cash and cash equivalents       $   389,341         $   300,399
   Short term investments              669,814             644,834
   Due from related party               25,560              25,560
   Accounts receivable                 185,430             164,805
   Other assets                         13,207              24,018
                                   -----------         -----------
       Total current assets          1,283,352           1,159,616
                                   -----------         -----------

OIL AND GAS PROPERTIES, NET AT COST
   Successful efforts methods of accounting:

     Unproved                          313,440             309,931
     Proved                          4,126,508           4,084,044
   Furniture and Equipment              60,570              58,554
                                   -----------         -----------
                                     4,500,518           4,452,529
   Accumulated depreciation and
     depletion                      (1,754,372)         (1,496,934)
                                   -----------         -----------
       Net property and equipment    2,746,146           2,955,595
                                   -----------         -----------
       Total assets                $ 4,029,498         $ 4,115,211
                                   ===========         ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts Payable:
      Trade                        $   110,864         $    78,680
      Related Party                      4,163              32,742
   Accrued liabilities                  18,700              39,081
                                   -----------         -----------
      Total current liabilities        133,727             150,503
                                   -----------         -----------

STOCKHOLDERS' EQUITY:
   Preferred Stock, $1 par value;
      1,000,000 shares authorized,
      none issued at December 31, 1996
   Common Stock, no par value;
      20,000,000 shares authorized,
      1,907,624 issued at
      December 31, 1996              8,374,654           8,374,654
   Accumulated deficit              (4,478,883)         (4,409,946)
                                   -----------         -----------
       Total stockholders' equity    3,895,771           3,964,708
                                   -----------         -----------

Total liabilities and
   stockholders; equity            $ 4,029,498         $ 4,115,211
                                   ===========         ===========

KESTREL ENERGY, INC.
AND SUBSIDIARY
(A Subsidiary of Victoria International Petroleum N.L.)
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED December 31, 1996 and 1995
(Unaudited)


                    Three months ended       Six months ended
                    December 31,             December 31,
                    1996         1995        1996         1995
                    -----------  ----------  ----------   ---------
REVENUE
 Oil and gas sales  $  387,082   $  278,785  $  672,916   $  536,726
 Interest               11,036       10,934      20,957       23,828
 Gain on sale of
    property            21,213        5,934      21,213        8,821
 Other income               99        7,111         321        8,560
                    ----------   ----------  ----------   ----------
   TOTAL REVENUES      419,430      302,764     715,407      577,935
                    ==========   ==========  ==========   ==========

COSTS AND EXPENSES
 Production and
    operating          147,200      163,404     276,366      304,123
 Dry holes, abandoned
  and impaired
  properties            21,227       85,266     231,258       95,737
 Depreciation and
  depletion             32,050       76,244      62,733      154,990
 General and
  administrative       113,245      145,461     213,987      248,872
                    ----------   ----------  ----------   ----------
     TOTAL EXPENSE     313,722      470,375     784,344      803,722
                    ----------   ----------  ----------   ----------

NET INCOME (LOSS)   $  105,708   $ (167,611) $  (68,937)  $ (225,787)
                    ----------   ----------  ----------   ----------

NET INCOME (LOSS) PER
COMMON SHARE        $     0.05   ($    0.08) ($    0.04)  ($    0.11)
                    ==========   ==========  ==========   ==========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING   1,907,624    2,028,893   1,907,624    2,028,893
                    ==========   ==========  ==========   ==========


KESTREL ENERGY, INC.
AND SUBSIDIARY
(A Subsidiary of Victoria International Petroleum N.L.)
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED December 31, 1996 and 1995
(Unaudited)

                                           December 31,   December 31,
                                           1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                   $ (68,937)     $(225,787)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:

Depreciation and depletion                    62,733        154,990
Dry holes, abandoned and impaired
   properties                                 27,475              -
Gain on sale of property and equipment,
   net                                             -         (8,821)
(Increase) decrease in accounts receivable
   relating to operations                    (20,625)       (27,621)
(Increase) decrease in related party
   receivable                                      -            162
(Increase) decrease in other current
   assets                                     10,811        (21,453)
Increase (decrease) in accounts payable       32,184         (1,488)
Increase (decrease) in accrued
  liabilities                                (20,381)        (9,979)
Increase (decrease) in related party
  payable                                    (28,579)             -
                                           ---------      ---------

Net cash provided (used) by operating
  activities                                 194,681       (139,997)
                                           ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures/acquisition of
  properties                                 (80,759)       (97,642)
Proceeds from sale of property and
  equipment                                        -         15,316
Purchase short-term investments              (24,980)      (225,556)
                                           ---------      ---------

      Net cash used by investing
       activities                           (105,739)      (307,892)
                                           ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from sale of stock by
  affiliate                                        -         41,625
                                           ---------      ---------
Net cash provided by financing
  activities                                       -         41,625
                                           ---------      ---------
Net increase (decrease) in cash and
  cash equivalents                            88,942       (406,264)
                                           ---------      ---------
Cash and cash equivalents at the
  beginning of the period                    300,399        776,141
                                           ---------      ---------
Cash and cash equivalents at the end
  of the period                            $ 389,341      $ 369,877
                                           =========      =========

Reduction in joint interest billings
  from sale of assets                      $  21,213      $       -
                                           =========      =========


KESTREL ENERGY, INC.


NOTES TO FINANCIAL STATEMENTS

1.   Management Opinion

     These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

     In the opinion of management, the accompanying interim unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of December 31, 1996, the results of operations for the periods shown in the statements of operations, and the changes in cash position for the periods shown in the statements of cash flows. All adjustments made are of a normal recurring nature.

2.   Use of estimates

     The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had working capital of $1,149,625. This compares to the Company's working capital of $915,542 as of December 31, 1995.

The net cash provided by operating activities was $194,681 for the period ended December 31, 1996, an increase of $334,678, versus the prior year's cash used of $139,997. Operating cash flows increased as of December 31, 1996 due to higher oil and gas revenues and lower overall expenses. The Company's accounts receivable increased $20,625, or 13%, to $185,430 during the period as compared to an increase of $27,621, or 18%, for the same period last year. Accounts receivable increased due to higher oil and gas prices for December production. Other assets decreased during the period due to the expensing of certain legal fees previously capitalized. The Company's accounts payable increased $32,184, or 41%, to $110,864 during the period as compared to a decrease of $1,488 to $105,259 for the prior year. The increase in accounts payable during the period ended December 31, 1996 is mostly attributable to the reclassification of approximately $21,376 of accrued liabilities. Accrued liabilities decreased by $20,931, or 54%, to $18,700 during the period as compared to a decrease of $9,979 to $96,277 last year. The decrease in accrued liabilities was a result of the Company's reclassification to accounts payable of $21,376 during the six months ended December 31, 1996. The Company's related party payable decreased $28,579, due to the Company's repayment of amounts advanced by affiliated companies. All other factors regarding operating activities affecting cash flow were relatively unchanged or insignificant.

Net cash flow used in investing activities was $105,739, a decrease of $202,153 from the prior year's use of $307,892. The decrease in cash used for investing activities was a result of lower purchases of short term investments during the period. The Company had capital expenditures of $80,759 during the six months ended December 31, 1996, which included approximately $36,000 to maintain certain international permits, the purchase of a new pump for the Pierce Unit in Wyoming, and completion costs increased on the Gallion #5 offset well in Pittsburg County, Oklahoma. During the same period a year ago, the Company sold its interest in 271.5 gross acres subject to the Sam Acola lease, a non-producing oil and gas property in Texas for $2,888, sold its interest in the Royal Federal 35-7 subject to the North Adon leasehold for $5,773 and received sale proceeds from the sale of miscellaneous equipment of $6,665.

No cash was provided from financing activities during the six months ended December 31, 1996. This compares to the same period in 1995 when $41,625 was provided from the purchase and sale of shares of the Company's stock by an affiliated Company.


RESULTS OF OPERATIONS

Second Quarter Results

The Company reports net income of $105,708, or 5 cents per share, for the three month period ended December 31, 1996. This compares with a loss of $167,611, or 8 cents per share, for the same period a year ago. The improvement in operating income during the quarter ended December 31, 1996 was a result of higher oil and gas prices, higher production volumes, and lower total expenses than year ago levels.

The Company's revenues for the three month period ended December 31, 1996 were $419,430 compared to $302,764 during the same period of 1995, an increase of $116,666, or 39%. Overall revenues increased due to higher oil and gas revenues and higher production levels. Revenue from oil and gas sales were $387,082 for the second quarter, an increase of $108,297, or 39%, as compared to $278,785 for the same period last year, for the same revenues.

The Company's total expenses decreased $156,653, or 33%, to $313,722 for the quarter ended December 31, 1996 as compared to $470,375 for the same period a year ago, a result of lower expenses in all expense categories. Production and operating expenses decreased by $16,204 to $147,200 versus $163,404 a year ago. The decrease in production and operating expenses represented a 10% decline from year ago levels. The decline in current year production expenses versus a year ago is due to a reduction in remedial work on several wells and lower costs in general.

Dry holes, abandoned and impaired properties expense decreased $64,309 to $21,227, or 75%, from $85,266 a year ago. The current period expense of $21,227 represents impairment of non-producing international oil and gas permits in the amount $17,443, and abandonment costs of $3,784 on the Kuehne Ranch lease in Wyoming. Dry hole costs of $85,266 a year ago were related to the drilling of the Spider #1 on the EP 325 leasehold in Australia. The Company did not participate in the drilling of any wells during the quarter ended December 31, 1996.

General and Administrative costs decreased $32,216, or 22%, to $113,245 as compared to $145,461 for the same period a year ago while. The decrease in administrative costs was not attributable to any one factor, costs were lower for investor relations, accounting and office salaries than year ago levels.


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

PART II  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
               Not applicable

ITEM 2.   CHANGES IN SECURITIES
               Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
               Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               At the Company's annual meeting of shareholders held on December 3, 1996 in Denver, Colorado, the Company's shareholders elected Timothy L. Hoops, Robert J. Pett, Mark A. Boatright, John T. Kopcheff and Kenneth W. Nickerson to the Company's Board of Directors. The shareholders also approved KPMG Peat Marwick LLP as the Company's independent certified public accountants and auditors for the year ending June 30, 1997.

               There were 1,907,624 shares of the Company's Common Stock issued and outstanding, of which 1,907,604 were entitled to vote at the meeting. Of that number 1,658,086 were present in person or by proxy at the meeting. With respect to the election of directors, the votes were as follows: Mr. Hoops - 1,653,204 shares in favor, 4,882 withheld; Mr. Pett - 1,653,204 shares in favor, 4,882 withheld; Mr. Boatright - 1,653,264 shares in favor, 4,822 withheld; Mr. Kopcheff - 1,653,204 shares in favor, 4,882 withheld; and Mr. Nickerson - 1,653,178 shares in favor, 4,908 withheld. The selection of KPMG Peat Marwick LLP received a vote of 1,655,227 shares for, 2,621 against and 238 abstaining.

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



                                   KESTREL ENERGY, INC.
                                   (Registrant)

Date:  February  12, 1997          /s/ TIMOTHY L. HOOPS
                                   Timothy L. Hoops
                                   President, Principal Executive Officer,

                                   and Director

Date: February  12, 1997           /s/ MARK A. BOATRIGHT
                                   Mark A. Boatright
                                   Vice President - Finance,
                                   Principal Financial and Accounting
                                   Officer, and Director

                               EXHIBIT INDEX


EXHIBIT                                      METHOD OF FILING
-------                                      ----------------


27         Financial Data Schedule           Filed herewith electronically
