Form 10-Q
period 1997-03-31
KESTREL ENERGY INC
filed 1997-05-15
CIK 312842

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the period ended March 31, 1997


                                     or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the transition period from --------------- to

                       Commission File Number: 0-9261

                            KESTREL ENERGY, INC.
                           ----------------------
           (Exact name of registrant as specified in its charter)

Colorado                                            84-0772451
-------------------------------------- ------------------------------------
(State of other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

999 18th Street, Suite 1100, Denver, CO                  80202
-----------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                               (303) 295-0344
                           ----------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               [ X ] Yes                     [  ] No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

   The number of shares outstanding of common stock, as of March 31, 1997:
                                  1,907,624



                            KESTREL ENERGY, INC.
                               AND SUBSIDIARY
           (A Subsidiary of Victoria International Petroleum N.L.)

                   INDEX TO UNAUDITED FINANCIAL STATEMENTS


PART I.   FINANCIAL INFORMATION                                        PAGE


     ITEM 1.   Consolidated Balance Sheets as of March 31, 1997
               and June 30, 1996 . . . . . . . . . . . . . . . . . . . . .3

               Consolidated Statements of Operations for the
               Three and Nine months Ended March 31, 1997 and 1996 . . . .4

               Consolidated Statements of Cash Flows for the Nine
               Months Ended March 31, 1997 and 1996. . . . . . . . . . . .5

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

     ITEM 4.   Submission of Matters to a Vote of Security Holders . . . .9

     ITEM 5.   Other Information . . . . . . . . . . . . . . . . . . . . .9

     ITEM 6.   Exhibits and Reports of Form 8-K. . . . . . . . . . . . . .9

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10


                        PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements

KESTREL ENERGY, INC.
AND SUBSIDIARY
(A SUBSIDIARY OF VICTORIA INTERNATIONAL PETROLEUM N.L.)
CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1997 AND JUNE 30, 1996
(UNAUDITED)



ASSETS                                     March 31, 1997       June 30,
1996
------------------------------------      -----------------   ------------

CURRENT ASSETS:
  Cash and cash equivalents                 $  230,825         $  300,399
  Short term investments                       198,762            644,834
  Due from related party                        25,560             25,560
  Accounts receivable                          149,456            164,805
  Other assets                                  13,756             24,018
                                            ----------         ----------
     Total current assets                      618,359          1,159,616
                                            ----------         ----------

OIL AND GAS PROPERTIES, NET AT COST
  Successful efforts methods of
  accounting:
     Unproved                                  978,513            309,931
     Proved                                  4,127,423          4,084,044
  Furniture and Equipment                       87,161             58,554
                                            ----------         ----------
                                             5,193,097          4,452,529

  Accumulated depreciation and
     depletion                              (1,787,514)        (1,496,934)
                                            ----------         ----------
     Net property and equipment              3,405,583          2,955,595
                                            ----------         ----------
     Total assets                           $4,023,942         $4,115,211
                                            ==========         ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts Payable:
     Trade                                  $  142,716          $  78,680
     Related Party                               4,163             32,742
  Accrued liabilities                           19,835             39,081
                                            ----------         ----------
     Total current liabilities                 166,714            150,503
                                            ----------         ----------
STOCKHOLDERS' EQUITY:
  Preferred Stock, $1 par value;
     1,000,000 shares authorized,
     none issued at March 31, 1997                   -                  -
  Common Stock, no par value;
     20,000,000 shares authorized,
     1,907,624 issued at
     March 31, 1997                          8,374,654          8,374,654
  Accumulated deficit                       (4,517,426)        (4,409,946)
                                            ----------         ----------
        Total stockholders' equity           3,857,228          3,964,708
                                            ----------         ----------

     Total liabilities and
     stockholders; equity                   $4,023,942         $4,115,211
                                            ==========         ==========


KESTREL ENERGY, INC.
AND SUBSIDIARY
(A SUBSIDIARY OF VICTORIA INTERNATIONAL PETROLEUM N.L.)
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996
(UNAUDITED)


                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                     MARCH 31,            MARCH 31,
                                 1997        1996      1997      1996
                                 -------   -------      ---------   ------
REVENUE
  Oil and gas sales          $  313,304 $  338,526 $  986,220 $  875,251
  Interest                        8,879     10,316     29,836     34,145
  Gain on sale of property       39,692      1,994     60,905     10,815
  Other income                      145        278        466      8,838
                             ---------- ---------- ---------- ----------
     TOTAL REVENUES             362,020    351,114  1,077,427    929,049
                             ---------- ---------- ---------- ----------

COSTS AND EXPENSES
  Production and operating      186,120    140,159    462,486    444,282
  Dry holes, abandoned and
  impaired properties            89,106        111    320,364     95,848
  Depreciation and depletion     33,143     78,351     95,876    233,341
  General and administrative     92,194    109,448    306,181    358,320
                             ---------- ---------- ---------- ----------
     TOTAL EXPENSE              400,563    328,069  1,184,907  1,131,791
                             ---------- ---------- ---------- ----------

     NET INCOME (LOSS)        $ (38,543) $  23,045 $ (107,480) $(202,742)
                             ---------- ---------- ---------- ----------

     NET INCOME (LOSS) PER
     COMMON SHARE                ($0.02)     $0.01     ($0.06)    ($0.10)
                             ========== ========== ========== ==========

     WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING       1,907,624  1,901,818  1,907,624  2,042,401
                             ========== ========== ========== ==========


KESTREL ENERGY, INC.
AND SUBSIDIARY
(A SUBSIDIARY OF VICTORIA INTERNATIONAL PETROLEUM N.L.)
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996
(UNAUDITED)



                                          March 31, 1997    March 31, 1996
                                         -----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                  $   (107,480)      $   (202,742)

Adjustments to reconcile net
  loss to net cash provided
  (used) by operating activities:

Depreciation and depletion                      95,876            233,469
Dry holes, abandoned and impaired
  properties                                   291,544                  -
Gain on sale of property and equipment               -            (10,815)
(Increase) decrease in accounts receivable
  relating to operations                        15,349            (17,340)
(Increase) decrease in related party
  receivable                                         -                163
(Increase) decrease in other current
  assets                                        10,262            (16,080)
Increase (decrease) in accounts payable         64,036             (5,802)
Increase (decrease) in accrued
  liabilities                                  (19,246)           (34,606)
Increase (decrease) in related party
  payable                                      (28,579)                 -
                                            ----------         ----------

Net cash provide (used) by operating
  activities                                   321,762            (53,753)
                                            ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:


Capital expenditures/acquisition of
  properties                                  (837,408)          (169,446)
Proceeds from sale of property
  and equipment                                      -             31,929
Purchase short-term investments                      -           (349,609)
Redemption of short-term investments           446,072                  -
                                            ----------         ----------
     Net cash used by investing
        activities                            (391,336)          (487,126)
                                            ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITES:

Proceeds from issuance of common stock               -              1,968
Proceeds from sale of stock by affiliate             -             41,625
                                            ----------         ----------
Net cash provided by financing activities            -             43,593
                                            ----------         ----------

Net (decrease) in cash and cash
  equivalents                                  (69,574)          (497,286)

Cash and cash equivalents at the
  beginning of the period                      300,399            776,141
                                            ----------         ----------
Cash and cash equivalents at the end
  of the period                             $  230,825         $  278,855
                                            ==========         ==========

Reduction in joint interest billings
  from sale of assets                       $   60,905         $        -


KESTREL ENERGY, INC.


NOTES TO FINANCIAL STATEMENTS

1.   Management Opinion

     These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

     In the opinion of management, the accompanying interim unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of March 31, 1997, the results of operations for the periods shown in the statements of operations, and the changes in cash position for the periods shown in the statements of cash flows. All adjustments made are of a normal recurring nature.

2.   Use of estimates

     The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                       LIQUIDITY AND CAPITAL RESOURCES


At March 31, 1997, the Company had working capital of $451,645. This compares to the Company's working capital of $961,849 as of March 31, 1996. The decrease in working capital is attributable to the acquisition by the Company's wholly owned subsidiary of petroleum leases in California's San Joaquin Basin totaling 9,000 acres net to Kestrel, seismic data covering 16,000 miles, well data from 3,800 wells and technical interpretations on that information from Ampolex (USA), Inc.
The Company will operate an Area of Mutual interest covering approximately 8,000 square miles of land in Fresno, Kings, Tulare, and Kern Counties of California, areas which are already the site of several large oil fields. The Company and its controlling shareholder Victoria International Petroleum N.L., will each have through their respective wholly owned subsidiaries, a 50% working interest in the project.

The net cash provided by operating activities was $321,762 for the period ended March 31, 1997, an increase of $375,515, versus the prior year's cash used of $53,753. Operating cash flows increased as of March 31, 1997 due to higher oil and gas revenues and lower overall expenses excluding non cash abandonment and impairment costs. The Company's accounts receivable decreased $15,349, or 9%, to $149,456 during the period as compared to an increase of $17,340, or 11%, for the same period last year. Accounts receivable decreased due to lower oil prices for March production. Other assets decreased during the period due to the expensing of certain legal fees previously capitalized. The Company's accounts payable increased $64,036, or 81%, to $142,716 during the period as compared to a decrease of $5,802 to $100,945 for the prior year. The increase in accounts payable during the period ended March 31, 1997 is attributable to the reclassification of approximately $21,376 of accrued liabilities, and an increase in delay rental payments as a result of the San Joaquin petroleum lease acquisition. Accrued liabilities decreased by $19,246 or 49%, to $19,835 during the period as compared to a decrease of $34,606 to $71,650 last year. The decrease in accrued liabilities was a result of the Company's reclassification to accounts payable of $21,376 during the nine months ended March 31, 1997. The Company's related party payable decreased $28,579, due to the Company's payment of amounts advanced by affiliated companies.

Net cash flow used in investing activities was $391,336, a decrease of $95,790 from the prior year's use of $487,126. The decrease in cash used for investing activities was attributable to the redemption during the period of short term investments, which offset higher capital expenditures. Capital expenditures during the period amounted to approximately $837,000, of which $705,325 is attributable to the Company's acquisition of the San Joaquin petroleum leases described above. Other capital expenditures included approximately $62,000 for certain international permits, the purchase of a new pump for the Pierce Unit in Wyoming, completion costs incurred on the Gallion #5 offset well in Pittsburg County, Oklahoma, and $30,000 for computer hardware and software. During the same period a year ago, the Company sold its interest in 271.5 gross acres subject to the Sam Acola lease, (a non-producing oil and gas property in Texas) for $2,888, sold its interest in the Royal Federal 35-7 subject to the North Adon leasehold for $5,773 and received proceeds from the sale of miscellaneous equipment of $6,665.

No cash was provided from financing activities during the nine months ended March 31, 1997. This compares to the same period in 1996 when $41,625 was provided from the purchase and sale of shares of the Company's stock by an affiliate of the Company, and $1,968 was received by the Company pursuant to the exercise of stock options by a consultant of the Company under the Company's Non qualified Stock Option Plan.

                            RESULTS OF OPERATIONS


SECOND QUARTER RESULTS

The Company reports a net loss of $38,543 or 2 cents per share, for the three month period ended March 31, 1997. This compares with net income of $23,045 or 1 cent per share for the same period a year ago. The increased loss for the quarter ended March 31, 1997 was a result of lower oil and gas revenues and higher overall expenses than year ago levels.

The Company's revenues for the three month period ended March 31, 1997 were $362,020 compared to $351,114 during the same period of 1995, an increase of $10,906 or 3%. Overall revenues increased due to an increase in gain on sale of property which resulted from the sale of well equipment on the abandoned Kuehne Ranch prospect. Revenue from oil and gas sales were $313,304 for the fiscal third quarter, a decrease of $25,222, or 7%, as compared to $338,526 for the same period last year. The decrease was due to lower oil prices and sales volumes during the period.

The Company's total expenses increased $72,494, or 22%, to $400,563 for the quarter ended March 31, 1997 as compared to $328,069 for the same period a year ago. Higher production costs and impairment costs contributed to the increase. Production and operating expenses increased by $45,961 to $186,120 versus $140,159 a year ago. The increase in current year production expenses versus a year ago is due to an increase in delay rental payments of $47,000 associated with petroleum leases in the San Joaquin acquisition.

Dry holes, abandoned and impaired properties expense increased $88,995, or 100%, to $89,106 versus $111 a year ago. The increase is attributable to the plugging of the Kuehne Ranch prospect at a cost of $22,000, a $51,000 write-off of the EP 367 prospect in Australia, and impairment expense of $13,000 on the non producing international oil and gas permits. Dry hole costs of $85,266 a year ago were related to the drilling of the Spider #1 on the EP 325 leasehold in Australia. The Company did not participate in the drilling of any wells during the quarter ended March 31, 1997.

General and administrative costs decreased $17,254, or 16%, to $92,194 as compared to $109,448 for the same period a year ago. While the decrease in administrative costs was not attributable to any one factor, costs were lower for investor relations, accounting and office salaries than year ago levels.

                        INFLATION AND CHANGING PRICES

Inflation has not had a significant effect on the Company's results of operations. However, the constantly fluctuating price of crude oil and natural gas can materially affects the Company's cash flow and profitability, either positively or negatively.

                         FORWARD LOOKING STATEMENTS

This report includes a number of statements which make projections about future events or states the Company's present belief or expectation concerning future events. Such statements are forward looking statements on which investors should not rely because they are subject to a wide variety of contingencies and based on a number of assumptions which may not prove to be true. In particular, the Company's future success is highly dependent on the success of its exploratory drilling efforts, which cannot be safely predicted. In addition, the Company is highly dependent upon prevailing prices for petroleum products, its ability to attract and retain qualified personnel, as well as other risk factors affecting business generally, such as overall economic conditions, changes in tax and other laws and the effect of actions taken by competitors and regulatory authorities.

                         PART II  OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS
               Not applicable

ITEM 2.   CHANGES IN SECURITIES
               Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
               Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               Not applicable

ITEM 5.   OTHER INFORMATION
               Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
               (a)  Exhibits - 27 Financial Data Schedule
               (b)  Reports on Form 8-K - None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KESTREL ENERGY, INC.
                                   ---------------------------------------
                                   (Registrant)


Date:  May 14, 1997                /s/TIMOTHY L. HOOPS
----------------------------       ---------------------------------------
                                   Timothy L. Hoops
                                   President, Principal Executive Officer,
                                   and Director


Date:  May 14, 1997                /s/MARK A. BOATRIGHT
----------------------------       ---------------------------------------
                                   Mark A. Boatright
                                   Vice President - Finance,
                                   Principal Financial and Accounting
                                   Officer, and Director


                                EXHIBIT INDEX

No.       Exhibit                          Method of Filing

27        Financial Data Schedule          Filed herewith electronically