Form 10-K
period 1997-06-30
KESTREL ENERGY INC
filed 1997-10-15
CIK 312842

THIS DOCUMENT IS A COPY OF THE FORM 10-K FOR JUNE 30, 1997 FILED ON OCTOBER 15, 1997 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.


                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

(Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended June 30, 1997 or

[   ]     Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

                       Commission File No:  0-9261

                           KESTREL ENERGY, INC.
          (Exact name of registrant as specified in its charter)


State of Incorporation:  Colorado  I.R.S. Employer Identification No. 84-
                                   0772451

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

                     [X]......YES   .....[  ]......NO

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. [    ]

     At August 31, 1997 4,419,624 common shares (the registrant's only class of voting stock) were outstanding. The aggregate market value of the 3,230,659 common shares of the registrant held by nonaffiliates on that date (based upon the mean of the closing bid and asked price on the NASDAQ system) was approximately $8,076,648.



                             TABLE OF CONTENTS

PART 1                                                                    3

Item 1.  Business                                                         3
   General Description of Business                                        3
   Recent Activities                                                      3
   Operations and Policies                                                4
Item 2.  Properties                                                       5
   Oil and Gas Interests                                                  5
   Royalty Interests Under Producing Properties                           5
   Permit Obligations                                                     6
   Drilling Activities                                                    9
   Oil and Gas Production, Prices and Costs                               9
   Customers                                                              9
   Office Facilities and Administrative Services                          9
Item 3.  Legal Proceedings                                                9
Item 4.  Submission of Matters to a Vote of Security Holders              9

PART II                                                                  10

Item 5.  Market for Registrant's Common Equity and Related Stockholder
   Matters                                                               10
   Outstanding Shares of Common Stock                                    10
   Stock Price                                                           10
   Dividend Policy                                                       10
Item 6.  Selected Financial Data                                         11
Item 7.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             11
   Liquidity and Capital Resources                                       11
   Results of Operations                                                 14
Item 8.  Financial Statements and Supplementary Data                     15
   Financial Statements                                                  15
Item 9.  Changes in and Disagreements with Accountants on Accounting
   and Financial Disclosure                                              15

PART III                                                                 16

Item 10.  Directors and Executive Officers                               16
Item 11.  Executive Compensation                                         16
Item 12.  Security Ownership of Certain Beneficial Owners and
   Management                                                            16
Item 13.  Certain Relationships and Related Transactions                 16

PART IV                                                                  16

Item 14.  Exhibits, Financial Statement Schedules and
   Reports on Form 8-K                                                   16

SIGNATURES                                                               19


                                  PART I

ITEM 1.  BUSINESS.

General Description Of Business
-------------------------------

     Kestrel Energy, Inc. (the "Company") was incorporated under the laws of the State of Colorado on November 1, 1978. The Company's principal business at this time is the acquisition, either alone or with others, of interests in proved developed producing oil and gas leases, and exploratory and developmental drilling. The Company plans to continue its international exploration program during fiscal 1998.

     The Company presently owns oil and gas interests in the states of California, Colorado, Kansas, Louisiana, New Mexico, Oklahoma, South Dakota, Texas, and Wyoming.

     The Company has also acquired farm-in interests in Production Prospecting License (PPL) 106 in Papua New Guinea and Exploration Permit
(EP) 325, EP 359, WA-254-P, WA-261-P, ATP 593 and ATP 560P in Australia. The Company, through its affiliation with Victoria International Petroleum N.L., has earned farm-in interests ranging from 2.14% to 5% in various wells on the prospects listed above. The Company earns the farm-in interest by contributing to the costs of drilling a well on the prospect. To date, the Company has earned: (i) a 5% working interest in PPL 106 in Papua New Guinea; (ii) a 3.75% working interest in EP 359; (iii) a 3.0% working interest in WA-254-P in Western Australia; (iv) a 3% working interest in WA-261-P, Western Australia; (v) a 5% interest in EP 325, Western Australia; (vi) a 3% interest in Authority To Prospect (ATP) 560P in Queensland; and (vii) a 3% working interest in ATP 593, Heather Downs Block, respectively. The Company believes that the international permits diversify its drilling program. The Company's obligations relating to the international permits are more fully described in Item 2, Properties under Permit Obligations.

     On the domestic front, the Company through it's wholly owned subsidiary, Kestrel Energy California, Inc., acquired a 50% working interest in certain petroleum leases in California's San Joaquin Basin in March of 1997. This acquisition totaled 9,000 acres net to Kestrel, seismic data covering 16,000 miles, well data from 3,800 wells as well as technical interpretations on that information from Ampolex (USA), Inc.

Recent Activities
-----------------

     The Company is acting as operator of the San Joaquin Basin properties acquired from Ampolex (USA), Inc. in March of 1997. The Company will operate an Area of Mutual Interest covering approximately 8,000 square miles of land in Fresno, Kings, Tulare, and Kern Counties of California, areas which are already the site of several large oil fields. The Company and its largest shareholder, Victoria International Petroleum N.L., will each have through their respective wholly owned subsidiaries, a 50% working interest in the project. The Company acquired its 50% interest at a cost of approximately $781,000.

     The Company participated in the drilling of the Daisy 31-26 well on the Goose Lake Prospect in the San Joaquin Basin in California in August, 1997. The well was abandoned as a dry hole at an approximate cost of $65,000 to the Company. The Company continues to evaluate this prospect as well as a number of others included in the San Joaquin Basin acquisition for future drilling opportunities.

     The Company participated in the drilling of the Heather Downs-1 in the ATP-593-P Prospect in Western Australia. The well was abandoned as a dry hole in July, 1997 at no cost to Kestrel by virtue of a carried interest in the drilling. The Company also participated in the drilling of the Longhorn-1 well in the WA-261-P Prospect, Western Australia in August, 1997. The well was abandoned as a dry hole at no cost to the Company. The Company had a carried interest in the well under a farmout agreement with unrelated third parties. The Company continues to evaluate the permit for future drilling opportunities by participating in additional seismic acquisition.

     The Company participated in the successful completion of an offset well, the Gallion #6, N.E. Krebs prospect, Pittsburg County Oklahoma, in June, 1997. The Company anticipates additional costs of approximately $15,000 to complete the well. The Gallion #6 is a gas well, and increased the Company's proved gas reserves by approximately 24,000 mcf. The Company also participated in the successful completion of an offset well, the Scribner Federal 11-10, Scribner Prospect, Campbell County, Wyoming in August, 1997. The Company anticipates additional costs of approximately $30,000 to complete the well.

     In May 1997, the Company completed a private offering of 2,502,000 shares of its common stock at $2.00 per share. Net proceeds to the Company were $4,711,100 after offering and related expenses of $292,900. The private placement of shares will provide the Company with resources to expand its exploration activities in the San Joaquin Basin in California,
as well as other opportunities developed by the Company.   The shares sold
in the offering were sold to offshore purchasers in accordance with SEC Regulation S but the Company has since registered the shares with the SEC on Form S-3 for resale in the U.S.

Operations and Policies
-----------------------

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

     Historically, in attempting to acquire, explore and drill for oil and gas leases, the Company has often been at a competitive disadvantage since it had to compete with many companies and individuals with greater capital and financial resources and larger technical staffs. The Company is attempting to alleviate some of these problems by forming acquisition joint ventures with other companies, including its affiliate parent, Victoria International Petroleum N.L. These joint ventures allow the Company access to more acquisition candidates and enable the Company to share the evaluation and other costs among the ventures partners.

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

     The Company has four full-time employees, including the Company's President, Timothy L. Hoops. The Company also hires outside professional consultants to handle certain additional aspects of the Company's business. Management believes this type of contracting for professional services is the most economical and practical means for the Company to obtain such services at this time.

     The Company intends to actively review, select and negotiate for the purchase of producing oil and gas properties, subject to the Company's ability to obtain reasonable and adequate financing for such properties. The Company will also continue to explore for oil and gas by participating in prospects generated by outside parties. Such prospects are often subject to a premium, or promote, to the generating party. The Company is willing to pay these promotes as an alternative to internally generating all of its prospects with Company personnel or consultants. A willingness to consider transactions brought to the Company by third parties affords the Company a wider range of opportunities than could be generated in-house. The Company has agreed to pay to its affiliate, Victoria International Petroleum N.L., a 5% royalty with respect to the Company's working interest in the international permits, acquired by the Company from its affiliate which produce net revenues for the Company.


ITEM 2.  PROPERTIES

Oil and Gas Interests
---------------------

     The following table sets forth information concerning the Company's leasehold interests in developed and undeveloped oil and gas acreage at June 30, 1997.


                                         Total                 Total
                                       Developed            Undeveloped
                                     Acreage(1)(2)         Acreage(1)(2)
State                               Gross      Net        Gross      Net
-----                               -----      ---        -----      ---

California                             290        44       22,003    17,835
Colorado                               -0-       -0-          -0-       -0-
Kansas                                 480        62          -0-       -0-
Louisiana                            6,202     1,623          -0-       -0-
New Mexico                           2,520     1,456          -0-       -0-
Oklahoma                             3,332       415          -0-       -0-
South Dakota                           160        20          -0-       -0-
Texas                                1,140        74          -0-       -0-
Wyoming                             35,143     2,896        5,370     1,755
                                    ------     -----       ------    ------
TOTAL                               49,687     6,590       27,373    19,590

Canada                                 640        19          -0-       -0-

Papua New Guinea                       -0-       -0-    1,828,790    91,440(3)

Australia                              -0-       -0-      723,240    35,385


(1) Gross acres are the total acreage involved in a single lease or group of leases. Net acres represent the number of acres attributable to an owner's proportionate working interest in a lease (e.g., a 50% working interest in a lease covering 320 acres is equivalent to 160 net acres).

(2) The acreage figures are stated on the basis of applicable state oil and gas spacing regulations.

(3) If the Papua New Guinea government elects to back-in for 22.5%, then net acreage would be reduced to 70,866 acres.

Royalty Interests Under Producing Properties
--------------------------------------------

At June 30, 1997 the Company held overriding royalty interests ranging from 0.013% to 9.26% in 116 producing oil and gas wells located on 30,245 gross developed acres in the United States.

Permit Obligations
------------------

     Irrespective of the Company's current exploration plans for a given prospect, many of the international permits in which the Company has an interest require certain actions to be taken by the Company or co-holders of the permits for the Company to retain or continue to earn its interest in the permit.

PPL 106, Papua New Guinea
-------------------------

     In November, 1994 the Company earned a 5% working interest in PPL 106 by the drilling of the Menga #1. Concurrent with the earning of the working interest are the following permit obligations. The Company can withdraw from the permit at the end of any permit year without penalty.


                                                       Kestrel Share of
                                                       Anticipated
                                                       Expenditures
Current:                                Work           5% Working Interest
-------                                 -------------  -------------------

Years 3&4 (ending January 31, 1998)     Regional &          $  95,000
                                        Detail
                                        Geological
                                        Mapping or
                                        Seismic Survey
Year  5 (ending January 31, 1999)       One well            $ 600,000
                                                            ---------
                                        Total               $ 695,000


     The royalty to Papua New Guinea from petroleum production is 1.25% with a 50% income tax being applied to gross revenues less royalty, depreciation and expenses. An Additional Profits Tax (APT) of 50% is levied on net cash flow after a return on investment of 27% is achieved.

     The state has a right to participate in any Petroleum Development License (PDL) which is granted at up to a 22.5% interest level on a carried basis (shared proportionally between license holders). The carried previous exploration and development costs are recovered by taking the State entity's share of production until made up with interest at the US AAA Corporate rate plus 5%.

EP 325, Australia
-----------------

Exploration Permits (EP) for petroleum are granted by the State of Western Australia over exploration areas in state controlled inshore waters and onshore for a period of five years in exchange for a five year work program on a year by year bass.

Permitees may withdraw without penalty from a permit once the current year's work program is satisfied and prior to entry into the next year's program.

At the end of the five year term, permitees may relinquish the permit or apply for renewal of the permit with a further five year work program acceptable to the state and 50% relinquishment of the existing permits acreage.


                                                       Kestrel Share of
                                                       Anticipated
               Expenditures
Current:                                Work           5% Working Interest
-------                                 -----------    -------------------

Year 5 (ending January 20, 1998)        Data review
                                        & One Well          $ 35,000
                                                            --------

                                        Total               $ 35,000


EP 359 Australia
-----------------


                                                       Kestrel Share of
                                                       Anticipated
Expenditures
                                                       3.75% Working
Current:                                Work           Interest
-------                            ---------------     -------------------

Year 1 ending November 12, 1997    One Well and a
                                   Data Review              $ 12,000
Year 2 ending November 12, 1998    Data Review              $  3,000
Year 3 ending November 12, 1999    50 kms Seismic           $ 12,000
Year 4 ending November 12, 2000    One Well                 $ 30,000
Year 5 ending November 12, 2001    Data Review              $  3,000
                                                            --------
                                   TOTAL                    $ 60,000


WA-254-P, Australia
-------------------


                                                       Kestrel Share of
                                                       Anticipated Future
                                                       Expenditures
Current:                           Work                3% Working Interest
-------                            -----------------   -------------------

Year 4 (ending January 30, 1998)   400 kms Seismic          $  41,000
Year 5 (ending January 30, 1999)   100 miles seismic        $   8,000
Year 6 (ending January 30, 2000)   One well                 $ 187,500
                                                            ---------

                                   Total                    $ 236,500
                                                            ---------


     The permit WA-254-P is an offshore federal permit granted by the commonwealth of Australia under the Petroleum Submerged Lands Act. Permits are granted for a period of 6 years on the basis of a six year work program, the work program specified on a year by year minimum work commitment basis. The first three year's work program is mandatory. After completion of the first three years work program, permitees can withdraw from the permit at any time once the current year's work program is satisfied and prior to entry into the next year's program.

     At the end of the six year term, permitees may relinquish the permit or apply for a renewal of the permit with a further six year work program acceptable to the federal commonwealth authority and 50% relinquishment of the existing permits acreage.

WA-261-P, Australia
-------------------

                                                       Kestrel Share of
                                                       Anticipated Future
                                                       Expenditures
Current:                                Work           3% Working Interest
-------                                 -------------  -------------------

Year 2 (ending January 2, 1998)         One Well            $  3,000
Year 3 (ending January 2, 1999)         Data review         $  5,000
Year 4 (ending January 2, 2000)         100 km 3D Seismic   $ 20,000
Year 5 (ending January 2, 2001)         One Well            $ 40,000
Year 6 (ending January 2, 2002)         Data Review         $  5,000
                                                            --------
                                        Total               $ 73,000


     The permit WA-261-P is an offshore federal permit granted by the commonwealth of Australia under the Petroleum Submerged Lands Act. Permits are granted for a period of 6 years on the basis of a six year work program, the work program specified on a year by year minimum work commitment basis. The first three year's work program is mandatory. After completion of the first three years work program, permitees can withdraw from the permit at any time once the current year's work program is satisfied and prior to entry into the next year's program.

     At the end of the six year term, permitees may relinquish the permit or apply for a renewal of the permit with a further six year work program acceptable to the federal commonwealth authority and 50% relinquishment of the existing permits acreage.

ATP 560P, Australia
-------------------

                                                       Kestrel Share of
                                                       Anticipated Future
                                                       Expenditures
Current:                           Work                3% Working Interest
-------                            -----------         -------------------

Year 4 (ending December 1, 1997)   Data review              $ 1,500
                                                            -------
                                   Total                    $ 1,500


     The McIver Block is contained within Authority to Prospect No. 560 for petroleum (ATP 560P). The McIver Block is subject to the following royalties (ORRI) on production: 2% ORRI to Australian Grazing and Pastoral Company Pty. Ltd.; 2% ORRI to Sheri L. Harley.

ATP 593, Heather Downs Block, Australia
---------------------------------------

                                                       Kestrel Share of
                                                       Anticipated Future
                                                       Expenditures
Current:                                Work           3% Working Interest
-------                                 ------------   -------------------

Year 3 (ending September 30, 1997)      One Well            $  1,000
Year 4 (ending September 30, 1998)      50 kms Seismic      $ 10,000
                                                            --------
                                        Total               $ 11,000

     The Heather Downs Block is contained within Authority to Prospect No. 593 for petroleum (ATP 593P). The McIver Block is subject to a 5% ORRI to Victoria Petroleum NL.

     Authorities to Prospect for Petroleum (ATPP) are granted by the State of Queensland for a period of four years in exchange for a four year exploration expenditure work program on a year by year basis. Permitees may withdraw without penalty from a permit once the current year's work program is satisfied and prior to entry into the next year's work program.

     At the end of the three year term, permitees are required to relinquish 25% of the permit with a further 25% of the permit at the end of the four year term. Permitees may at the end of the four year term apply for renewal of the permit with a further four year work expenditure program acceptable to the state.

     Authorities to Prospect for Petroleum are subject to a 10% net interest royalty on production payable to the State of Queensland.


Drilling Activities
-------------------

     The Company has participated in drilling five gross (.8743 net) wells since June 30, 1996. Three of the wells drilled were dry holes. The unsuccessful wells were the Daisy 31-26 well on the Goose Lake Prospect in Kern County, California in August, 1997, the Heather Downs-1 on ATP-593-P, Western Australia in July, 1997, and the Longhorn-1, located on WA-261-P, Western Australia in August, 1997. The Company is in the process of completing two offset wells, the Gallion #6, N.E. Krebs Prospect in Pittsburg County, Oklahoma, and the Scribner Federal 11-10, Scribner Prospect, Campbell County, Wyoming.


Oil and Gas Production, Prices and Costs
----------------------------------------

     As of June 30, 1997, the Company had a royalty and/or working interest in 94 gross (7.18 net) wells that produce oil only, 20 gross (2.57 net) wells that produce gas only, and 178 (11.4 net) wells that produce both oil and gas. All wells that produced gas were connected to pipelines.

     For information concerning the Company's oil and gas production, estimated oil and gas reserves, and estimated future cash inflows relating to proved oil and gas reserves, see Note 9 to the financial statements included in Item 8 of this Report. The reserve estimates for the reporting year were prepared by Reed Ferrill of Ferrill & Associates, an independent petroleum engineer. The Company did not file any oil and gas reserve estimates with any federal authority or agency during its fiscal year ended June 30, 1997.

     For the year ended June 30, 1997, the Company's average operating cost (including taxes and marketing) per barrel of oil equivalent (BOE) (converting gas to oil at 6:1) was $7.13. The average operating cost per BOE on an equivalent basis for fiscal years 1996 and 1995 was $6.94 and $6.22, respectively. The average sales price per barrel of oil sold was $21.86 for 1997, $18.65 for 1996, and $16.64 for 1995. The average sales price per Mcf of gas sold was $2.22 for 1997, $1.60 in 1996, and $1.35 for 1995.


Customers
---------

     During fiscal year 1997 the Company had two major customers, Eighty-Eight Oil Co. and Saba Energy. Sales to these customers accounted for 22% and 18%, respectively, of oil and gas sales in 1997. The Company does not believe that it is dependent on a single customer. The Company has the option at most properties to change purchasers if conditions so warrant.


Office Facilities and Administrative Services
---------------------------------------------

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.



                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

Outstanding Shares of Common Stock
----------------------------------

     The Company's common stock trades over-the-counter on the NASDAQ SmallCap Market under the symbol "KEST." At June 30, 1997 the Company had 4,414,624 shares outstanding. At June 30, 1997, the Company had approximately 1,300 shareholders of record, although the Company believes that there are more beneficial owners of its stock, the number of which is unknown.

Stock Price
-----------

     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


     Fiscal Year June 30, 1996          Sales Price
     -------------------------          -----------

                                   High      Low
                                   ------    ------
     First Quarter                 $ 4.88    $ 1.13
     Second Quarter                  5.13      2.88
     Third Quarter                   3.75      1.63
     Fourth Quarter                  5.13      2.38

     Fiscal Year June 30, 1997          Sales Price
     -------------------------          -----------
                                   High      Low
                                   ------    -----
     First Quarter                 $ 4.50    $ 1.00
     Second Quarter                  2.50       .94
     Third Quarter                   2.88      1.13
     Fourth Quarter                  3.13      1.75


Dividend Policy
---------------

     While there are no covenants or other aspects of any finance agreements or Bylaws that restrict the declaration or payment of cash dividends, the Company has not paid any dividends on its common stock and does not expect to do so in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA.

     The summary of selected financial data for the Company for its last five fiscal years is as follows:

                              Years ended June 30,

                    1997       1996        1995      1994        1993
                  ---------- ----------  -------------------    -------

Oil and Gas
 Sales           $1,278,502  $1,198,795  $1,334,667 $ 706,337 $  985,428
Total Revenue     1,420,056   1,268,456   1,397,775   730,413  1,025,375
Net Income (Loss)(1,312,365)   (160,231) (1,119,133)      928    349,956

Income (Loss) per
   Share            (.56)        (.08)       (.64)       *          .75

At June 30,
Total Assets      7,638,626   4,115,211   4,287,984 4,044,086  2,606,818
Long-term Debt            -           -           -   600,000  1,058,000
Stockholders'
  Equity          7,432,443   3,964,708   4,072,225 3,226,022  1,488,931

* Less than .01 per share



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

     Working Capital and Cash Flows: Net working capital at June 30, 1997, was $5,026,785 compared to working capital of $1,009,113 on June 30, 1996 and working capital of $1,035,859 at June 30, 1995. The increase in working capital of $4,017,672 for the current year ended June 30, 1997 was a result of a private placement of the Company's stock in May 1997, less amounts expended on drilling and operating activities. The decease in working capital of $26,746 from June 30, 1995 to 1996 was a result of lower operating cash flows.

     Net Cash provided by operating activities totaled $35,143 for fiscal year 1997 as compared to cash used by operating activities of $28,380 for fiscal 1996, an increase of $63,523. The increase was a result of higher oil and gas revenues, and overall revenues, despite higher operating and general and administrative expenses. Net cash used by operating activities totaled $28,380 for fiscal year 1996 as compared to cash used by operating activities of $272,492 for fiscal year 1995, a decrease of $244,112. Factors contributing to the reduction in operating cash flows used were higher oil and gas prices, lower production expenses, and a reduction in dry hole costs.

     Net cash used by investing activities was $3,522,504 in 1997 as compared to $500,076 used in 1996 and $781,457 in 1995. During the fiscal year ended June 30, 1997, $836,197 was used to purchase producing and non-producing leasehold interests and fixed assets. The Company also purchased short term investments in the amount of $2,764,253 with it's excess cash in 1997 as compared to investment purchases of $348,360, and purchases of $296,474 in 1996 and 1995, respectively. Property acquisitions included $714,000 to acquire non-producing leasehold interests in the San Joaquin Basin from Ampolex (USA), Inc., approximately $88,000 was used to acquire well equipment on various wells and to commence the drilling of two offset wells, the Gallion #6 in Oklahoma, and the Scribner 11-10 in Wyoming. The Company spent $34,000 to acquire computers, software and related equipment in 1997. During the fiscal year ended June 30, 1996, $212,595 was used to purchase producing and non-producing leasehold interests and fixed assets. The expenditures included the purchase of a 20% working interest in the Boos Unit, Campbell County, Wyoming, and additional investments in various Australian prospects, including WA-254-P and EP 325, and PPL 106 in Papua, New Guinea. During the fiscal year ended June 30, 1995, $527,382 was used for capital expenditures. The expenditures included a waterflood project on the Pierce field, lease acquisition costs on the Menga #1 and the Jasper #1, and the drilling of developmental wells on the Walker Creek Field. Proceeds from sale of assets were $77,946 for the fiscal year ended June 30, 1997. The Company sold its 20% working interest in the Boos Unit, Campbell County, Wyoming for approximately $9,000 in June. All other proceeds were related to the sale of well equipment on the Kuenhe Ranch and Pierce Unit properties. Proceeds from assets sales for 1996 were $60,879, consisting of sales of used well equipment, and the sale of the Company's interests in the Sam Acola lease in Texas and the Royal Federal 35-7 on the North Adon leasehold in Wyoming. Proceeds from asset sales were $42,399 in 1995, consisting of the sale of a compressor.

     Cash provided by financing activities was $4,711,100 in 1997 as compared to $52,714 last year. The increase in cash from financing activities was a result of the Company's private placement of 2,502,000 shares of its common stock at $2.00 per share less offering and related expenses. Cash provided by financing activities was $52,714 in 1996 as compared to $1,365,336 in 1995. Approximately $41,625 of the cash provided in 1996 was attributable to the payment to the Company of the short-term gain realized by an affiliate on the sale of shares of the Company's stock held less than six months. Additional proceeds from the issuance of common stock in the amount of $11,089 were received by the Company in 1996 pursuant to the exercise of stock options under the Company's Nonqualified Stock Option Plan. In 1995, the Company sold 551,200 shares of its common stock at $2.50 per share in a private placement.

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

     The Company has capital commitments of approximately $189,000 for the fiscal year ending June 30, 1998, as described more fully under Permit Obligations on Pages 6-8. These commitments can increase if operators of various permits and prospects propose additional exploration or development projects. Commitments can also be less if the Company elects to withdraw or reduce its interest in a permit. The Company, through its wholly owned subsidiary, Kestrel Energy California, Inc., has entered into a contract with Black Coral LLC, in which Black Coral will provide ongoing geological and geophysical consulting with regard to an Area of Mutual interest located in the San Joaquin Basin in California. The contract term is for a period of one year ending July 31, 1998. The parties can renew the contract annually upon mutual agreement. The Company's share of Black Coral LLC consulting costs under the contract for the fiscal year ending June 30, 1998 are anticipated to approximate $240,000.

     Stockholder's Equity: Stockholder's equity increased $3,467,735 or 87% to $7,432,443 for the fiscal year ended June 30,1997. The increase was primarily a result of the private placement of stock during the year offset by the net loss incurred during the year. Stockholder's equity decreased 3% to $3,964,708 in fiscal 1996 from $4,072,225 in fiscal 1995. That decrease was attributable to the net loss incurred by the Company for the year. Stockholder equity previously had increased 26% to $4,072,225 during fiscal year 1995 from $3,226,022 in 1994. The increase was a result of the private placement of common stock during that year.

     Debt Obligations: The Company had no long term debt at June 30, 1997, 1996 and 1995. In fiscal year 1995, the Company transferred a non-producing property in exchange for the $600,000 debt as described above.

     Reserves and Future Cash Flows:   For the fiscal year ended June 30,
1997, the Company's proved oil reserves decreased approximately 213,000 Bbls. to 267,000 Bbls., or 44%, from year ago levels of 480,000 Bbls. The Company's proved gas reserves decreased 283 Mmcf from 4,900 Mmcf in 1996 to 4,617 Mmcf in 1997, a 6% decrease. The decreases in proved reserves is attributable to revisions of previous quantity estimates, production and changes in oil and gas prices for the fiscal year ended June 30, 1997.
The Company's proved oil reserves increased by approximately 41,000 Bbls, or 10% from 439,000 Bbls. in 1995 to 480,000 Bbls. in 1996. The Company's proved gas reserves increased 575 Mmcf from 4,325 Mmcf in 1995 to 4,900 Mmcf in 1996, a 13% increase. The increases are a function of revisions due to higher oil and gas prices. During the fiscal 1996, the Company added approximately 159,000 mcf of gas reserves.

     The Company's undiscounted net future cash flows have been estimated by Ferrill & Associates, an independent petroleum engineering firm to be approximately $8,281,000 as of June 30, 1997. This compares to $9,300,000 in 1996 and $6,990,000 in 1995. The decrease in the current year is a result of revisions of previous quantity estimates made by the Company's previous consulting petroleum engineer, Jeffrey Rhodes. The increase in 1996 versus 1995 was due to higher oil and gas prices.

     Gas Balancing: The Company at June 30, 1997 was underproduced by approximately 31,000 Mcf. At June 30, 1996, the Company was underproduced approximately 33,000 Mcf. The Company was underproduced by 16,000 Mcf of gas at June 30, 1995. These amounts are reflected in the reserves and estimated net future cash flows.

     Natural Gas Sales Contracts: The Company's gas production is generally sold under short term contracts with pricing set on current spot markets with adjustments for marketing and transportation costs. All contracts are cancelable within 30-90 days notice by the Company. The Company has no contracts that are based on a fixed natural gas price.

     Net Operating Loss and Tax Credit Carryforwards: At June 30, 1997, the Company estimated that, for United States federal income tax purposes, it had consolidated net operating loss carryforwards of approximately $5,460,000. The utilization of approximately $2,340,000 of these carryforwards are limited to an estimated $80,000 annually. The balance of the loss carryforwards, $1,900,000 are limited to the extent of future taxable income to be generated by the Company's subsidiary, Victoria Exploration, Inc., and $1,220,000 is available to offset future taxable income of the Company. If not utilized, the net operating loss carryforwards will expire during the period from 1998 through 2011.

     Accounting Policies: In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement is effective for financial statements for fiscal years beginning after December 15, 1995. Under SFAS No. 121 the Company is required to review long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount for an asset may not be recoverable. The Company must also estimate the future cash flows expected to result from the use of such assets and their eventual disposition. Future cash flows are future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company is required to recognize an impairment loss in accordance with SFAS No. 121. The Company adopted SFAS No. 121 as of July 1, 1997 and has recorded a provision of approximately $841,000 for the impairment of certain of its oil and gas properties.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), was issued by the Financial Accounting Standards Board in October 1995. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. The Company has included the disclosures required by SFAS No. 123 in the notes to the financial statements. See Note 4 to the financial statements.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128") which will be effective for years ending after December 15, 1997. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential, common stock. The Company will adopt SFAS No. 128 in the year ending June 30, 1998. The effect of such adoption is not expected to have a material impact on the earnings per share of the Company.

Results of Operations
---------------------

Fiscal 1997 vs. Fiscal 1996
---------------------------

     Net Earnings: The Company reported a loss of $1,312,365 in fiscal 1997 compared to a loss of $160,231 in 1996, an increase of $1,152,134. The increase in loss is attributable to impairment and abandonment costs of $999,181, higher exploration expenses, and an increase in general and administrative expenses, as described below. Of the $999,181 recorded as abandonment or impaired property expense for 1997, approximately $953,000 was non-cash and therefore had no effect on current year working capital. The Company also recorded $69,000 in non-cash public relations expense as required by SFAS No. 123, because the Company issued stock options to various consultants for services. Excluding non-cash expenses required under certain accounting pronouncements, the Company lost $290,365 in the current fiscal year from operations as a result of increased exploration activity.

     Revenue: Total revenue increased in fiscal 1997 by $151,600, or 12%, to $1,420,056 versus $1,268,456 in 1995. The increase in revenues was associated with higher average oil and gas prices, increased interest income and higher gains attributed to property sales.

     Revenue from oil and gas sales was $1,278,502 in 1997, an increase of $79,707, or 7%, from the $1,198,795 recorded in 1996. Sales volumes decreased for both oil and gas during the year to 33,000 Bbls. of oil and 251 Mmcf of gas from 41,000 Bbls. of oil and 273 Mmcf of gas in 1996. Average prices per barrel of oil increased 17% to $21.86 from $18.65 a year ago. Average prices received per Mcf of gas increased 39% to $2.22 versus $1.60 in 1996.

     Lease Operating Expenses: Lease operating expenses decreased $60,812, or 10%, to $533,120 from $593,932 a year ago. The decrease in lease operating expenses was a result of lower expenses on the Pierce Unit in Wyoming and the Kuehne Ranch Unit. Lease Operating costs on a BOE (barrel of oil equivalent) increased 3% to $7.13 from $6.94 a year ago, despite lower lease operating expenses, due to lower barrels of oil equivalent.

     Exploration Expenses: Exploration expenses increased $188,356 to $192,911 from $4,555, a year ago. The increase in exploration costs is attributable to the Company's exploration program in the San Joaquin Basin in California, which began in March, 1997. The Company is incurring geological and geophysical costs to identify various prospects for future drilling. Exploration costs from a year ago were attributable to the payment of delay rentals by the Company on various leaseholds held by the Company.

     Dry Holes, Abandoned and Impaired Properties: No dry hole costs were recorded during the current fiscal year versus $135,448 a year ago. Abandonment costs increased $83,447 to $101,929 from $18,482 a year ago. The Company abandoned the EP 367 Permit in Australia at a cost of $51,068, various non-producing leaseholds domestically at a cost of $15,000 and incurred abandonment expense relating to the N.E. Kuehne Ranch Field of $36,000. Impairment expense increased $848,435 to $897,252 from $48,817 a year ago. The Company adopted SFAS No. 121 in July, 1997 and accordingly, recorded a provision for impairment of its proved oil and gas properties of $841,262. The remaining impairment expense of $55,990 related to various international permits. Included in the $897,252 of impairment expense for the current year was the write down of the Pierce Waterflood project in Wyoming at a cost of $454,000. The Company continues to evaluate this waterflood project and is taking remedial steps to restore production to previous levels.

     General and Administrative Expense: General and administrative expenses increased $170,884, or 39%, to $608,278 versus $437,394 in 1996.
Included in the increased general and administrative expenses is $69,000 of non-cash expense for common stock and options issued for services. The increase in general and administrative expense is a result of higher public relations expense, higher travel expense relating to the California properties, higher professional fees, and higher employee costs.

     Interest Expense:  There was no interest expense in 1997 or 1996.

Fiscal 1996 vs. Fiscal 1995
---------------------------

     Net Earnings: The Company reported a loss of $160,231 in fiscal 1996 compared to a loss of $1,119,133 in 1995, a decrease of $958,902. The reduction in net loss was a result of lower dry hole costs, lower lease operating expenses, and lower depletion expense incurred during the year.

     Revenue: Total revenue decreased in fiscal 1996 by $129,319, or 9%, to $1,268,456 versus $1,397,775 in 1995. The decrease in revenues was associated with lower sales volumes of both oil and gas during the year.

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

     Lease Operating Expenses: Production expenses decreased $53,513, or 8%, to $598,487 from $652,000 a year ago. The decrease in production expense was a result of lower workover costs and production taxes. Lease operating costs incurred on a BOE (barrel of oil equivalent) basis increased 12% to $6.94 from $6.22 a year ago.

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

     Interest Expense: There was no interest expense in 1996 versus $22,058 a year ago. The decrease in interest expense was attributable to the transfer during 1995 of the Rocky Butte property to Victoria
International Petroleum N.L. in exchange for a note payable to Victoria in the amount of $600,000.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See pages F-1 through F-17 for this information.



                           KESTREL ENERGY, INC.
                             AND SUBSIDIARIES

                     Consolidated Financial Statements

                          June 30, 1997 and 1996


                (With Independent Auditors' Report Thereon)




                       INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Kestrel Energy, Inc.:


We have audited the accompanying consolidated balance sheets of Kestrel Energy, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kestrel Energy, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Kestrel Energy, Inc. adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in the year ended June 30, 1997.


                                        KPMG Peat Marwick LLP


Denver, Colorado
September 29, 1997





KESTREL ENERGY, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 1997 and 1996
--------------------------------------------------------------------------


ASSETS                                    1997               1996
                                        ---------          -------

Current assets:
  Cash and cash equivalents            $1,524,138          300,399
  Short-term investments                3,409,087          644,834
  Accounts receivable                     162,108          164,805
  Related party receivable                128,989           25,560
  Other current assets                      8,646           24,018
                                      -----------      -----------
          Total current assets          5,232,968        1,159,616
                                      -----------      -----------

Property and equipment, at cost:
   Oil and gas properties, successful
     efforts method of accounting
     (notes 2, 3, and 8):
       Unproved                           911,485          309,931
       Proved                           4,128,034        4,084,044
    Furniture and equipment                92,009           58,554
                                      -----------      -----------
                                        5,131,528        4,452,529
    Accumulated depreciation and
      depletion                        (2,725,870)      (1,496,934)
                                      -----------      -----------
          Net property and equipment    2,405,658        2,955,595
                                      -----------      -----------
                                       $7,638,626        4,115,211
                                      ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable:
    Trade                                $165,041           78,680
    Related party                          23,972           32,742
  Accrued liabilities                      17,170           39,081
                                      -----------      -----------
          Total current liabilities       206,183          150,503
                                      -----------      -----------
Stockholders' equity (note 4):
  Preferred stock, $1 par value.
     1,000,000 shares
     authorized; none issued                    -                -
  Common stock, no par value.
     20,000,000 shares
     authorized; 4,414,624 and
     1,908,612 shares issued
     at June 30, 1997 and
     1996, respectively                13,154,754        8,374,654
   Accumulated deficit                 (5,722,311)      (4,409,946)
                                      -----------      -----------
          Total stockholders' equity    7,432,443        3,964,708
                                      -----------      -----------

Commitments (note 7)                   $7,638,626        4,115,211                              4,115,211
                                       ==========       ==========


See accompanying notes to consolidated financial statements.

KESTREL ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations


Years Ended June 30, 1997, 1996, and 1995
--------------------------------------------------------------------------



                                     1997          1996         1995
                                    ------        ------       -----

Revenue:
  Oil and gas sales              $1,278,502     1,198,795    1,334,667
  Gain on sale of property and
  equipment                          43,993        14,289       10,176
  Interest income                    67,986        44,147       44,361
  Other, net                         29,575        11,225        8,571
                                 ----------    ----------   ----------
       Total revenue              1,420,056     1,268,456    1,397,775
                                 ----------    ----------   ----------

Costs and expenses:
  Lease operating expenses          533,120       593,932      652,000
  Dry holes, abandoned and
  impaired properties               999,181       202,747    1,056,060
  Exploration expenses              192,911         4,555            -
  Depreciation and depletion        398,931       190,059      363,299
  General and administrative        608,278       437,394      423,491
  Interest expense                        -             -       22,058
                                 ----------    ----------   ----------

       Total costs and expenses   2,732,421     1,428,687    2,516,908
                                 ----------    ----------   ----------
       Net loss                 $(1,312,365)     (160,231)  (1,119,133)
                                ===========    ==========   ==========

Loss per share                      $(.56)          (.08)      (.64)

Weighted average number of
  common shares outstanding      2,325,041      1,908,612    1,738,732
                               ===========    ===========  ===========


See accompanying notes to consolidated financial statements.


KESTREL ENERGY, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity


Years Ended June 30, 1997, 1996, and 1995
--------------------------------------------------------------------------

                                                               Total
                             Common stock       Accumulated  stockholders'
                          Shares      Amount      deficit       equity
                         ----------  --------     --------    ---------

BALANCE, JUNE 30, 1994  1,349,588   $6,356,604   (3,130,582) 3,226,022
Common shares issued,
  net of offering costs
  (note 4)                551,200    1,365,336            -  1,365,336
Adjustment for previously
  issued and unrecorded
  shares (note 4)              20            -            -          -
Exchange of non-producing
  property for debt
  owed to Victoria
  International
  Petroleum N.L.
  (VIP) (note 2)                -      600,000            -    600,000
Net loss                        -            -   (1,119,133)(1,119,133)
                       ----------     --------   ----------  ---------
BALANCE, JUNE 30, 1995  1,900,808    8,321,940   (4,249,715) 4,072,225
Exercise of stock
  options                   6,750       11,089            -     11,089
Proceeds from sale
  of stock by VIP
  (note 6)                      -       41,625            -     41,625
Adjustment for
  previously issued
  and unrecorded
  shares (note 4)              44            -            -          -
Net loss                        -            -    (160,231)   (160,231)
                       ----------   ----------   ---------- ----------
BALANCE, JUNE 30, 1996  1,907,602    8,374,654  (4,409,946)  3,964,708

Common shares issued,
  net of offering
  costs
  (note 4)              2,502,000    4,711,100           -   4,711,100
Common shares
  issued for
  services (note 4)         5,000       12,500           -      12,500
Options issued
  for services (note 4)         -       56,500           -      56,500
Adjustment for
  previously issued
  and unrecorded
  shares (note 4)              22            -           -           -
Net loss                        -            -  (1,312,365) (1,312,365)
                       ----------   ----------   ---------- ----------
BALANCE, JUNE 30, 1997  4,414,624  $13,154,754  (5,722,311)  7,432,443
                       ==========   ==========   ==========  =========


See accompanying notes to consolidated financial statements.



KESTREL ENERGY, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows


Years Ended June 30, 1997, 1996, and 1995
--------------------------------------------------------------------------
                                    1997            1996         1995
                                 ----------      ---------     --------

Cash flows from operating
  activities:
  Net loss                      $(1,312,365)      (160,231)  (1,119,133)
  Adjustments to reconcile
  net income (loss) to net
  cash provided (used) by
  operating activities:
     Depreciation and depletion     398,931        190,059      363,299
     Abandoned and impaired
        properties                  953,250         56,717      479,119
     Gain on sale of property
        and equipment               (43,993)       (14,289)     (10,176)
        Noncash compensation
          expense for common
          stock and options
          issued for services        69,000              -            -
        Changes in operating
          assets and liabilities,
          net of acquisition:
          (Increase) decrease
            in accounts receivable    2,697        (13,581)      40,608
          Increase in related
           party receivables       (103,429)             -      (25,560)
          (Increase) decrease
           in other current assets   15,372        (21,799)       1,656
          Increase (decrease)
           in accounts payable
           - trade                   86,361        (28,067)     (40,816)
          Increase (decrease)
           in accounts payable -
           related party             (8,770)        29,986      (15,191)
          Increase (decrease)
           in accrued liabilities   (21,911)       (67,175)      53,702
                                  ---------      ---------    ---------
            Net cash provided
              (used) by operating
               activities            35,143        (28,380)    (272,492)
                                  ---------      ---------    ---------

Cash flows from investing activities:
  Capital expenditures             (836,197)      (212,595)    (527,382)
  Purchase of short-term
     investments, net            (2,764,253)      (348,360)    (296,474)
  Proceeds from sale of
     property and equipment          77,946         60,879       42,399
                                  ---------      ---------    ---------
            Net cash used by
              investing
               activities        (3,522,504)      (500,076)    (781,457)
                                  ---------      ---------    ---------

Cash flows from financing
  activities:
  Proceeds from issuance of
     common stock, net of
     offering costs               4,711,100              -    1,365,336
  Proceeds from exercise
     of stock options                     -         11,089            -
  Proceeds from sale of
     stock by VIP                         -         41,625            -
                                  ---------      ---------    ---------
          Net cash provided
          by financing
            activities            4,711,100         52,714    1,365,336
                                  ---------      ---------    ---------
          Net increase
          (decrease) in cash
          and cash equivalents    1,223,739       (475,742)     311,387

Cash and cash equivalents
  at beginning of year              300,399        776,141      464,754
                                  ---------      ---------    ---------

Cash and cash equivalents at
  end of year                   $ 1,524,138        300,399      776,141
                                ===========    ===========  ===========

Selected cash payments and
  noncash activities were
  as follows:
  Cash paid for interest        $         -              -       22,058
  Noncash investing
     and financing activities -
        Transfer of oil
          and gas property
          to VIP in exchange
          for note
          payable to VIP                  -              -      600,000



See accompanying notes to consolidated financial statements.

KESTREL ENERGY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1997, 1996, and 1995
--------------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Kestrel Energy, Inc. (the Company) was incorporated under the laws of the State of Colorado on November 1, 1978. The Company's principal business is the acquisition, either alone or with others, of interests in proved developed producing oil and gas leases, and exploratory and development drilling.

The Company presently owns oil and gas interests in the states of California, Colorado, Kansas, Louisiana, New Mexico, Oklahoma, South Dakota, Texas, and Wyoming. The Company also has an interest in seven international exploration permits, one in New Guinea and six in Australia.

Victoria International Petroleum N. L. (VIP) owns 26.4% of the common shares of the Company at June 30, 1997.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, Victoria Exploration, Inc. (Victoria) and Kestrel Energy California, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

CASH EQUIVALENTS

Cash equivalents consist of money market funds. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS

Short-term investments at June 30, 1997 consist primarily of U.S. Treasury securities with maturities of less than one year which are classified as available for sale. Short-term investments are recorded at cost, which approximates market value.




KESTREL ENERGY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Depreciation and depletion of capitalized exploration and development costs is computed on the units-of-production method by individual fields as the related proved reserves are produced. A reserve is provided for estimated future costs of site restoration, dismantlement, and abandonment activities, net of residual salvage value, as a component of depletion.

Furniture and equipment are depreciated using the straight-line method over estimated lives ranging from three to five years.

Management periodically evaluates capitalized costs of unproved properties and provides for impairment, if necessary, through a charge to operations.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement is effective for financial statements for fiscal years beginning after December 15, 1995. Under SFAS No. 121 an entity shall review long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the changes in circumstances are present or if other events in circumstances indicate that the carrying amount of an asset that an entity expects to hold and use may not be recoverable, the entity shall estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset (grouped at the lowest level for which there are identifiable cash flows which is on a field by field basis) less the future cash outflows expected to be necessary to obtain those inflows. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the entity shall recognize an impairment loss in accordance with SFAS No.
121. Otherwise, an impairment loss shall not be recognized. The Company adopted SFAS No. 121 effective July 1, 1997 and recorded a provision for impairment of its proved oil and gas properties of approximately $841,000 for the year ended June 30, 1997.

Prior to July 1, 1996, the Company assessed the impairment of proved oil and gas properties on an aggregate basis using undiscovered estimated future net revenue and constant prices and costs.




KESTREL ENERGY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GAS BALANCING

The Company uses the sales method of accounting for gas balancing of gas production. Under this method, all proceeds from production credited to the Company are recorded as revenue until such time as the Company has produced its share of related reserves. Thereafter, additional amounts received are recorded as a liability.

As of June 30, 1997 and 1996, the Company is in an under-produced position of approximately 31,000 MCFs and 33,000 MCFs, respectively. Accordingly, these amounts have been included in the reserve quantities as set forth in note 9.

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

STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), effective for fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. SFAS 123 allows an entity to continue to measure compensation costs for these plans using the intrinsic value based method of accounting as prescribed in Accounting Pronouncement Bulletin Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to account for its employee stock compensation plans as prescribed under APB
25. The pro forma disclosures of net income and earnings per share required by SFAS 123 are included in note 4.

LOSS PER SHARE

Loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Outstanding stock options are excluded from the computation as their effect was antidilutive.




KESTREL ENERGY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------

(2)  ACQUISITIONS

Effective January 1, 1992, the Company acquired various operating and royalty interests in producing and non-producing oil and gas properties in Wyoming, Louisiana and Oklahoma from a subsidiary of VIP for $1,644,058. The acquisition was originally financed by a $1,600,000 note payable. Subsequently, in 1992, $600,000 of the note payable was converted to common stock of the Company.

The Company obtained a guarantee from VIP in 1992 that an unproved waterflood prospect acquired in the aforementioned property acquisition would generate $600,000 in positive cash flow to the Company or, that in the opinion of an independent petroleum engineering firm, to be obtained in 1997, it could reasonably be expected to generate this amount. In the event that the property failed to meet either of these criteria, VIP was obligated to contribute additional properties or cash to meet any shortfall.

In December 1994, the Company determined that it would not be able to develop the property, and entered into an agreement with VIP to transfer its interest in the property in cancellation of the note payable to VIP in the amount of $600,000 (see note 3). As a result of the transaction, the Company expensed its cost in the prospect in the amount of $479,119 and increased stockholders' equity by the amount of the debt extinguished.

(3)  NOTES PAYABLE TO RELATED PARTY

In conjunction with the property acquisition from a subsidiary of VIP (see note 2), the Company had a $1,000,000 note payable outstanding in 1992
with interest payable at the prime rate.   In December 1992, the terms of
a $58,550 unsecured short-term note payable to the subsidiary of VIP were conformed to the terms of the $1,000,000 note payable and the notes were combined. Effective January 1, 1994, $466,343 of indebtedness (including $7,793 of accrued interest) was canceled in exchange for 207,263 shares of the Company's common stock. Effective December 24, 1994, the remaining $600,000 note was canceled in exchange for a non-producing property (see note 2). Related party interest expense was approximately $22,058 for the year ended June 30, 1995.

(4)  STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company is authorized to issue up to 1 million shares of $1 par value preferred stock, the rights and preferences of which are to be determined by the Board of Directors at or prior to the time of issuance.

COMMON STOCK

During 1995, the Company sold 551,200 shares of common stock at a price of $2.50 per share in a private placement. Total proceeds, net of brokers commissions, were $1,365,336.

In May 1997, the Company sold 2,502,000 shares of common stock at a price of $2.00 per share in a private placement. Total proceeds, net of brokers commissions, were $4,711,100.

KESTREL ENERGY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------

(4)  STOCKHOLDERS' EQUITY (CONTINUED)

Also in May 1997, the Company issued 5,000 shares of common stock at a price of $2.50 per share to a company for services. The fair value of the common stock of $12,500 was charged to expense in fiscal 1997.

During the years ended June 30, 1997, 1996 and 1995, certificates for previously issued shares of the Company's common stock, representing 22, 44 and 20 shares, respectively, were presented for transfer. Prior to presentment, such shares had not been recorded as issued by the Company.

STOCK OPTION PLANS

The Company has reserved 36,000 shares of its no par common stock for key employees of the Company under its 1993 Amended Restated Stock Incentive Plan (the Incentive Plan). Under the terms of the Plan, no stock options are exercisable more than ten years after the date of grant (five years after date of grant for 10% shareholders). As of June 30, 1997, all options had been granted under the Incentive Plan.

The Company has reserved 750,000 shares of its no par common stock for employees, officers, directors, consultants and advisors of the Company under its 1993 Nonqualified Stock Option Plan (the Nonqualified Plan). Under the terms of the Nonqualified Plan, no stock options are exercisable more than ten years after the date of grant (five years after date of grant for 10% shareholders).

During fiscal 1997, 1996 and 1995, the Board of Directors granted options to purchase shares of common stock to key employees and directors pursuant to the Nonqualified Plan. The exercise prices of the options range from $1.25 to $4.00 per share. The options granted are exercisable upon issuance.

The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for stock options granted to key employees and directors. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in FASB Statement 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:


                                            Years Ended June 30,
                                          1997              1996
                                          ----              ----

      Net loss:
        As reported                  $(1,312,365)          (160,231)
        Pro forma                     (1,400,899)          (843,311)
      Loss per share:
        As reported                       (0.56)              (0.08)
        Pro forma                         (0.60)              (0.44)


KESTREL ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------

(4)  STOCKHOLDERS' EQUITY (CONTINUED)
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 1997 and 1996, respectively: no dividend yield for both years; expected volatility of 98% for both years; weighted average risk-free interest rates of 6.5% in fiscal 1997 for the Incentive Plan options and 6.7% and 6.2% for the Nonqualified Plan options; and expected lives of seven years for both years.

During fiscal 1997, the Company granted options to purchase 35,500 shares of common stock at prices ranging from $1.47 to $3.69 per share to consultants for services. The fair value of the options granted of $56,500 was charged to expense in fiscal 1997.

A summary of the status of the Company's two fixed stock options plans as of June 30, 1997, 1996 and 1995, and changes during the years then ended is presented below:


                               1997                   1996
                               ----                   ----
                                  Weighted               Weighted
                                   average                average
                                  exercise               exercise
    Fixed options          Shares    price       Shares     price
    -------------         -------  --------      ------    -------

Outstanding at beginning
   of year                570,000     $ 2.54    311,000     $ 2.27
Granted                    81,500       2.11    267,250       2.86
Exercised                       -          -     (8,250)      2.61
                         --------               -------
Outstanding at end
   of year                651,500       2.49    570,000       2.54
                          =======               =======

Options exercisable at
   year end               651,500               570,000
Weighted average fair
   value of options
   granted during
   the year                $ 1.78                $ 2.56


                               1995
                               ----
                                  Weighted
                                   average
                                  exercise
    Fixed options          Shares    price
    -------------         -------  --------
Outstanding at beginning
   of year                182,500     $ 2.44
Granted                   128,500       2.04
Exercised                       -          -
                         --------
Outstanding at end
   of year                311,000       2.27
                          =======

Options exercisable at
   year end               311,000
Weighted average fair
   value of options
   granted during
   the year


The following table summarizes information about fixed stock options outstanding at June 30, 1997 (all of which are exercisable):

                                          Weighted
                                          average
                                         remaining         Weighted
Range of exercise    Number              contractural      average
   price            outstanding             life        exercise price
-----------------   -----------         ------------    --------------

$ 1.25-1.3125          68,500              6.5 years        $ 1.30
1.875-2.00            144,500              9.0                1.90
2.25-2.875            319,000              8.1                2.53
3.625-4.00            119,500              8.2                3.78
-------

1.25-4.00             651,500              8.2                2.49
                      =======


KESTREL ENERGY, INC.
AND SUBSIDIARIES
--------------------------------------------------------------------------
Notes to Consolidated Financial Statements, Continued


(5)  INCOME TAXES

At June 30, 1997 and 1996, the Company's significant deferred tax assets are as follows:


                                             1997         1996
                                            -----         ----

Deferred tax assets:
     Net operating loss carryforwards    $ 2,129,000   2,180,000
     Depletion carryforwards                 103,000      67,000
     Investment tax credit carryforwards      47,000      47,000
     Oil and gas properties,
       principally due to differences
       in depreciation and depletion
       and impairment                        418,000       5,000
     Other                                    22,000           -
                                         -----------  ----------
          Gross deferred tax assets        2,719,000   2,299,000

Valuation allowance                       (2,719,000) (2,299,000)
                                        ------------  ----------

          Net deferred tax assets       $          -           -
                                        ============  ==========


The valuation allowance for deferred tax assets as of June 30, 1997 was $2,719,000. The net change in the valuation allowance for the year ended June 30, 1997 was an increase of $420,000.

At June 30, 1997, the Company had net operating loss carryforwards of approximately $5,460,000. The utilization of approximately $2,340,000 of these loss carryforwards is limited to an estimated $80,000 per year as a result of a change of ownership which occurred June 30, 1994. Of the balance of the net operating loss carryforwards, $1,900,000 is limited to the extent of future taxable income generated by Victoria, and $1,220,000 is available to offset future taxable income of the Company. If not utilized, the tax net operating losses will expire during the period from 1998 through 2009.

(6)  RELATED PARTY TRANSACTIONS

The Company, through its affiliation with VIP, has the opportunity to participate in various international permits throughout the world. The Company earns a right to participate by sharing in the costs of data review, seismic, and drilling. To date, the Company has agreed to farm-in on seven international permits, one in New Guinea, and six in Australia. The Company has agreed to pay VIP a 5% royalty with respect to the Company's interest in the international permits for any permits which produce net revenues for the Company.

In 1996, the Company received a payment of $41,625 from VIP, attributed to the gain realized by VIP on the sale of shares of the Company's stock held less than six months.




KESTREL ENERGY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued


(7)  LEASE COMMITMENTS

The Company has noncancelable operating leases, primarily for rent of office facilities that expire over the next five years. Rental expense for operating leases was $33,958, $31,179 and $28,960 for the years ended June 30, 1997, 1996 and 1995, respectively.

Future minimum rental commitments under noncancelable operating leases as of June 30, 1997 are $12,777 payable in fiscal 1998.

The Company currently has a 2% to 5% interest in one prospect in Papua New Guinea and six in Australia. Under the terms of the exploration permits, the Company is obligated to share in spending specified amounts in each annual period in order to retain its interest in the permit. The Company can generally withdraw from the permit at the end of any annual period without penalty and forfeit its interest in the permit. Estimated permit obligations expected to be incurred over the next 5 years are as follows:


      Permit Year
      -----------

           1997                          $    24,500
           1998                              177,000
           1999                              625,000
           2000                              237,500
           2001                               43,000
           2002                                5,000
                                         -----------
                                         $  1,112,00
                                         ===========


(8) DISCLOSURES ABOUT CAPITALIZED COSTS, COSTS INCURRED, AND MAJOR CUSTOMERSCapitalized costs related to oil and gas producing activities are as follows:

                                                 June 30,
                                      -------------------------------
                                        1997               1996
                                        -----              ----

Unproved:                            $  750,714             99,665
  Domestic                              160,771            210,266
  Foreign                               160,771            210,266
Proved                                4,128,034          4,084,044
                                      ---------          ---------
                                      5,039,519          4,393,975

Accumulated depreciation
  and depletion
  and impairment                     (2,678,585)        (1,458,192)
                                     ----------         ----------
                                     $2,360,934          2,935,783
                                     ==========         ==========



KESTREL ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------
Costs incurred in oil and gas producing activities for the years ended June 30, 1997, 1996 and 1995 were approximately as follows:


                                           1997       1996      1995
                                          -----      -----     -----

  Unproved property acquisition costs   714,000    123,000  338,000
  Proved property acquisition costs         -       37,000      -
  Development costs                      88,000     52,000  333,000
  Exploration costs                         -      146,000  577,000


During fiscal 1997, the Company had two major customers. Sales to these customers accounted for approximately 22% and 18% of fiscal 1997 oil and gas sales. During fiscal 1996, the Company had two major customers.
Sales to these customers accounted for approximately 26% and 15% of fiscal 1996 oil and gas sales. During fiscal 1995, the Company had two major customers. Sales to these customers accounted for approximately 35% and 15% of fiscal 1995 oil and gas sales.

(9)  INFORMATION REGARDING PROVED OIL AND GAS RESERVES (UNAUDITED)

The information presented below regarding the Company's oil and gas reserves were prepared by independent petroleum engineering consultants. All reserves are located within the continental United States.

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




KESTREL ENERGY, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------

(9)  INFORMATION REGARDING PROVED OIL AND GAS RESERVES (UNAUDITED)
     (CONTINUED)

Estimated net quantities of proved reserves of oil and gas for the years ended June 30, 1997, 1996, and 1995 are as follows:

                                                1997
                                      ---------------------------
                                      Oil                  Gas
                                     (BBLS)               (MCF)
                                    -------             ----------

Beginning of year                    480,000            4,900,000
Purchases of oil and
  gas reserves in place                    -                    -
Revisions of previous
  quantity estimates                (182,000)             (59,000)
Extensions, discoveries
  and improved recovery               10,000               24,000
Sales of reserves
  in place                            (8,000)                    -
Production                           (33,000)            (248,000)
                                   ---------            ---------

End of year                          267,000            4,617,000
                                   =========            =========

Proved developed
  reserves - beginning
  of year                            400,000            2,717,000
                                   =========            =========

Proved developed
  reserves - end of
  year                               211,000            2,735,000
                                   =========            =========


                                                1996
                                      ---------------------------
                                      Oil                  Gas
                                     (BBLS)               (MCF)
                                    -------             ----------

Beginning of year                    439,000            4,325,000
Purchases of oil and
  gas reserves in place                8,000                    -
Revisions of previous
  quantity estimates                  77,000              689,000
Extensions, discoveries
  and improved recovery                    -              159,000
Sales of reserves
  in place                            (1,000)                   -
Production                           (43,000)            (273,000)
                                   ---------            ---------

End of year                          480,000            4,900,000
                                   =========            =========

Proved developed
  reserves - beginning
  of year                            327,000            2,436,000
                                   =========            =========

Proved developed
  reserves - end of
  year                               400,000            2,717,000
                                   =========            =========


                                                1995
                                      ---------------------------
                                      Oil                  Gas
                                     (BBLS)               (MCF)
                                    -------             ----------

Beginning of year                    471,000            4,768,000
Purchases of oil and
  gas reserves in place                    -                    -
Revisions of previous
  quantity estimates                  22,000             (140,000)
Extensions, discoveries
  and improved recovery                    -                    -
Sales of reserves
  in place                                 -                    -
Production                           (54,000)            (303,000)
                                   ---------            ---------

End of year                          439,000            4,325,000
                                   =========            =========

Proved developed
  reserves - beginning
  of year                            324,000            2,817,000
                                   =========            =========

Proved developed
  reserves - end of
  year                               327,000            2,436,000
                                   =========            =========


KESTREL ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------
(9)    INFORMATION REGARDING PROVED OIL AND GAS RESERVES (UNAUDITED)
       (CONTINUED)

       Standardized Measure of Discounted Future
       Net Cash Flows Relating to Proved Oil and Gas Reserves

       Future net cash flows presented below are computed using year-end prices and costs. Future corporate overhead expenses and interest expense have not been included.


                                  1997           1996          1995

Future cash inflows         $13,230,000     16,470,000     13,113,000
Future costs:
   Production                (4,326,000)    (6,227,000)    (5,310,000)
   Development                 (623,000)      (893,000)      (813,000)
   Income taxes                       -        (50,000)             -
                            -----------    -----------    -----------
Future net cash flows         8,281,000      9,300,000      6,990,000
10% discount factor          (3,074,000)    (3,855,000)    (2,871,000)
                            -----------      ---------    -----------
  Standardized measure
  of discounted future
  net cash flows             $5,207,000      5,445,000      4,119,000
                             ==========     ==========     ==========


The principal sources of changes in the standardized measure of discounted future net cash flows during the years ended June 30, 1997, 1996, and 1995 are as follows:

                               1997             1996           1995
                               -----            -----          -----

Beginning of year          $ 5,445,000        4,119,000      5,555,000
Sales of oil and gas
  produced during the
  period, net of
  production costs            (745,000)        (605,000)      (683,000)
Net change in prices and
  production costs             650,000          750,000     (1,027,000)
Changes in estimated future
  development costs            169,000          (46,000)      (105,000)
Purchase of reserves in place        -           22,000              -
Extensions, discoveries
  and improved recovery         50,000          112,000              -
Revisions of previous
  quantity estimates
  and other                   (934,000)         732,000         (9,000)
Net change in income taxes      50,000          (50,000)      (168,000)
Sales of reserves in place     (23,000)          (1,000)             -
Accretion of discount          545,000          412,000        556,000
                           -----------        ---------    -----------
End of year                $ 5,207,000        5,445,000      4,119,000
                            ==========       ==========     ==========


KESTREL ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------
(9) INFORMATION REGARDING PROVED OIL AND GAS RESERVES (UNAUDITED)
    (CONTINUED)

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below are the names of all directors and executive officers of the Company, their ages, all positions and offices held by each such person, the period during which he has served as such, and the principal occupations of each such person during at least the last five years:

     TIMOTHY L. HOOPS, age 41, was appointed President, Chief Executive Officer and Director on June 1, 1992. Mr. Hoops is a petroleum geologist with 15 years experience in the continental USA and Australia. Mr. Hoops has been Vice President and a Director of the Company's wholly owned subsidiary, Victoria Exploration, Inc., an independent oil and gas producer, since 1987. He has also been a Director of Victoria International Petroleum N.L. and of Victoria Petroleum N.L. since 1987. Mr. Hoops was Exploration Manager for Royal Resources Corporation, a publicly held Denver based company engaged in the exploration and development of oil and gas, from 1984 to 1987. Prior to 1984, Mr. Hoops was employed by Amoco Production, Cities Service and Santa Fe Energy. Mr. Hoops is a 1979 graduate of the Colorado School of Mines, with a degree in geology. Mr. Hoops is the brother-in-law of Mr. Boatright.

     ROBERT J. PETT, age 50, was appointed as a Director on June 1, 1992 and Chairman of the Board on January 16, 1995. Mr. Pett served as Secretary from June 1, 1992 until December 16, 1992, as Vice President from November 1, 1992 until January 16, 1995, and as Treasurer from January 4, 1993 to January 16, 1995. Mr. Pett has been a director of Victoria International Petroleum N.L. since 1986. Mr. Pett has been Chairman of Victoria Petroleum N.L. for 13 years. He is currently Chairman of Resolute Samantha Limited, an Australian mining and natural resources company, which provides office facilities and administrative services to Victoria Petroleum N.L. on a pro-rata reimbursement of expenses basis. He is a Director of Sapphire Mines N.L., an Australian precious gem mining company, and President and a Director of Victoria Exploration, Inc., an independent oil and gas producer which is a wholly owned subsidiary of the Company. Mr. Pett holds a Masters Degree in Economics (Queens University, Canada).

     MARK A. BOATRIGHT, age 40, was appointed a Director on October 18, 1993, and as Vice President - Finance, Chief Financial Officer, Treasurer and Secretary on January 16, 1995. Mr. Boatright is President of Boatright and Associates, P.C., Certified Public Accountants. Mr. Boatright has over 18 years experience in financial accounting and specializes in oil and gas accounting and international taxation. Mr. Boatright currently acts as a consultant in international taxation and accounting for various oil and gas companies. He also is President of Regatta Financial
Services, a registered investment advisory firm. Prior to establishing his own accounting practice, Mr. Boatright was the tax manager for Bradley, Allen & Associates, P.C., Certified Public Accountants. Mr. Boatright is a 1979 cum laude graduate of the University of Colorado with a degree in finance. He has been providing accounting and financial services to the Company since June, 1992. Mr. Boatright is the brother-in-law of Mr. Hoops.

     JOHN T. KOPCHEFF, age 49, was appointed as Vice President - International and a Director of the Company on January 16, 1995. Mr. Kopcheff is a geologist with 27 years experience in petroleum in Australia, Southeast Asia, United States, South America and the North Sea, both in field geological operations and management. Mr. Kopcheff has been a Director and Secretary of Victoria Exploration, Inc. since 1986, a Director of Victoria International Petroleum N.L. since 1986, and a Director of Victoria Petroleum N.L. since 1984. Prior to his appointment, he provided various services to the Company relating to the Company's international exploration activities on a consulting basis. He received a Bachelor of Science degree with honors from the University of Adelaide in 1970.

     KENNETH W. NICKERSON, age 77, is an independent petroleum and mineral geologist with over 49 years experience. He was appointed as a Director of the Company on December 16, 1992. From 1981 until 1988, Mr. Nickerson served as President, Director and Chief Operating Officer of Royal Resources Corporation, a publicly held Denver based company engaged in the exploration and development of oil and gas. Since then Mr. Nickerson has worked as a consulting geologist for various energy companies. Mr. Nickerson is a 1948 graduate of the Colorado School of Mines with a degree in geological engineering.

     There is no arrangement or understanding between any of the directors, executive officers or any other persons pursuant to which he was or is to be selected as a director or executive officer, nor is there any family relationship between or among any executive officers, except that Mr. Boatright is the brother-in-law of Mr. Hoops.

     SECTION 16(a) REPORTING UNDER THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of the common stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Those persons are required by regulations promulgated under the Exchange Act to furnish the Company with copies of all reports filed pursuant to Section 16(a). One of the Company's executive officers and directors, Timothy L. Hoops, failed to make a timely filing of an ownership report required by Section 16(a) with the Securities and Exchange Commission. Mr. Hoops failed to file timely a report on Form 4 relating to his exercise of a stock option to purchase 27,884 shares of the Company's Common Stock in July 1997 with the delivery of 10,544 shares of his Common Stock. The report was filed in late August 1997.


ITEM 11.  EXECUTIVE COMPENSATION

                          EXECUTIVE COMPENSATION

     The following sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the Chief Executive Officer of the Company. No other officers of the Company received salary, bonus or other annual compensation in total from the Company, in excess of $100,000.

                        SUMMARY COMPENSATION TABLE

                            Annual Compensation
                               -------------------


NAME AND                   Fiscal    Salary(1)    Bonus      Options
PRINCIPAL POSITION          Year        ($)        ($)         (#)
------------------------   ------    ---------    -----      -------
Timothy L. Hoops,           1997      $75,000    $35,000      18,000
  President,                1996      $75,000       $0        80,000
  Chief Executive           1995      $88,950       $0        40,000
  Officer, and
  Director
----------------------------

(1) Until January of 1995, Mr. Hoops provided consulting services to the Company via a retainer agreement between the Company and his employer, Peak Resource Management, Inc. ("Peak) which fees are set forth under the salary column above. Beginning January 1, 1995, Mr. Hoops became an employee of the Company and, in that capacity, provides services to the Company and the Company's wholly owned subsidiary, Victoria Exploration, Inc. ("VicX").

     Mr. Hoops did not receive additional compensation other than noted above the aggregate amount of which was the lesser of either $50,000 or 10% of the total of annual salary, bonus and consulting fees reported for the executive officer.

     The Company reimburses its officers and directors for ordinary and necessary business expenses incurred by them on behalf of the Company.

     It is anticipated that, in fiscal 1998, Mr. Hoops will be paid a salary of $144,000 for services rendered to the Company and VicX plus retirement and health benefits. Payment for his services from July 1, 1994 through December 31, 1994 was made through his employer, Peak Resource Management, Inc. Since January 1, 1995, Mr. Hoops has been paid as an employee of the Company. In fiscal 1997, Mr. Hoops received approximately $18,000 in consulting fees from Victoria Petroleum N.L. ("VP") and companies owned by VP for services provided to those companies in fiscal 1997. Mr. Hoops will no longer receive those consulting fees in fiscal 1998. In addition, Mr. Hoops received fees as a director of VP in the amount of Australian $5,000 for fiscal 1997 and he expects to receive the same amount in 1998. Resolute Samantha Limited, a publicly held Australian mining and natural resources company, owns 28.45% of VP, which indirectly owns 26.4% of the Company.

             OPTION GRANTS FOR FISCAL YEAR ENDED JUNE 30, 1997


                               % of                           Potential
                              Total                           Realizable
                             Options                       Value at Assumed
                   Number    Granted                       Annual Rates of
                     of         to     Exercise              Stock Price
                 Securities Employees     or                 Appreciation
                 Underlying     in       Base              for Option Term
                  Options     Fiscal    Price   Expiration    5%($)(1)/
Name              Granted      Year   ($/share)    Date       10%($)(2)
---------------- ---------- --------- --------- ---------- ----------------

Timothy L. Hoops  18,000(3)     44%     $2.5625   6/16/07  $29,059   $73,339
  President,
  Chief Executive
  Officer and
  Director

Robert J. Pett       0          0%       N/A       N/A      N/A       N/A
  Chairman of
  the Board and
  Director

Mark A. Boatright  5,000(4)     56%      $1.25    9/30/06   $3,938    $9,938
  Vice President- 18,000(3)             $2.5625   6/16/07  $29,059   $73,339
  Finance, Chief
  Financial
  Officer
  and Director

John T. Kopcheff     0          0%       N/A       N/A      N/A       N/A
  Vice President-
  International
  and Director

Kenneth W.         5,000(4)     N/A      $1.25    9/30/06   $3,938    $9,938
  Nickerson
  Director

Denis I. Rakich      0          0%       N/A       N/A      N/A       N/A
  Assistant
  Secretary

Lynnette M.          0          0%       N/A       N/A      N/A       N/A
  Carpenter
  Assistant
  Secretary


(1) This column represents the potential realizable value of each grant of options, based on the assumption that the market price of shares of Common Stock underlying the options will appreciate in value from the date of the grant to the end of the option term at the annual rate of five percent.

(2) This column represents the potential realizable value of each grant of options, based on the assumption that the market price of shares of Common Stock underlying the options will appreciate in value from the date of the grant to the end of the option term at the annual rate of ten percent.

(3)  Of this grant, all were incentive stock options.

(4)  Of this grant, all were nonqualified stock options.



      AGGREGATED OPTION EXERCISES FOR FISCAL YEAR ENDED JUNE 30, 1997
                        AND YEAR END OPTION VALUES

                                                Number of
                                                Securities        Value of
                                                Underlying      Unexercised
                                               Unexercised     In-the-Money-
                            Shares              Options at       Options at
                          Exercised           June 30, 1997    June 30, 1997
                            during     Value       (#)             ($)(1)
                         fiscal year  Realized Exercisable/     Exercisable/
Name                      to date(#)    ($)   Unexercisable    Unexercisable

Timothy L. Hoops              0          0      173,000/30,000    $120,500/0
  President, Chief
  Executive
  Officer,
  and Director

Robert J. Pett                0          0      77,500/15,000      $56,875/0
  Chairman of the
  Board and
  Director

Mark A. Boatright             0          0      23,000/11,500      $15,188/0
  Vice President -
  Finance, Chief
  Financial and
  Accounting
  Officer
  and Director

John T. Kopcheff              0          0      130,000/30,000     $73,125/0
  Vice President -
  International and
  Director

Kenneth W. Nickerson          0          0       6,500/11,500      $10,875/0
  Director

Denis I. Rakich               0          0      65,000/15,000      $43,594/0
  Assistant
  Secretary

Lynnette M. Carpenter         0          0       20,000/5,000      $11,162/0
  Assistant Secretary


(1) For all unexercised options held as of June 30, 1997, the aggregate dollar value is the excess of the market value of the stock underlying those options over the exercise price of those unexercised options. The price used to calculate these figures is the closing price as of June 30, 1997 on the Nasdaq SmallCap Market, which was $2.9375 per share.

                           KESTREL ENERGY, INC.
                       COMPENSATION COMMITTEE REPORT
                         ON EXECUTIVE COMPENSATION

              COMPENSATION POLICIES TOWARD EXECUTIVE OFFICERS

     The Compensation Committee's executive compensation polices are designed to provide competitive levels of compensation through a combination of base level compensation, incentive stock options and cash bonus awards.

     The Committee reviews the President's performance periodically and reports to the Board of Directors on its evaluation of that performance. The Committee does not believe that it is reasonable, necessary or appropriate for such a small company to require or establish a direct or fixed relationship between the Company's financial performance and the Chief Executive Officer's compensation. The Committee instead considers a number of factors in making a subjective determination as to the compensation of the Chief Executive Officer, including determinations as to the level of salary, options and benefits: quality of service provided, amount of time devoted to the Company's business, level of expertise, dedication to the Company and its best interests, general management abilities and the Company's operational and financial performance.

     Mr. Hoops, the President of the Company received total cash compensation from the Company of $110,000 in fiscal 1997, consisting of $75,000 in base salary and a $35,000 bonus. He also received $18,000 in consulting fees from Victoria Petroleum, N.L., the parent company of one of the Company's largest shareholders. While this was an increase from the $75,000 in total cash compensation paid to Mr. Hoops by the Company in 1996, the increase in base level cash compensation was intended to be only a restructuring of Mr. Hoops' total compensation package from the Company, Victoria Petroleum, and the Company's then newly acquired subsidiary, Victoria Exploration, Inc., with the intent that the total compensation (cash and benefits) in 1997 would be substantially equivalent to that in 1996. Mr. Hoops' planned increase to $144,000 in fiscal 1998 is based on the Company's expectation that Mr. Hoops will be required to devote substantially all of his time and expend an even greater level of effort on the Company's affairs than he did in 1997 as a result of the Company's expansion of its domestic exploration efforts, largely as the result of its acquisition of a 50% working interest in 9,000 net acres of petroleum leases in the San Joaquin Basin in California and the Company's appointment as operator of those properties. Because of the greater burden of these additional responsibilities, Mr. Hoops will no longer be able to supplement his income by providing consulting services to Victoria Petroleum or other companies. Moreover, the Committee believes that the Company's financial results for fiscal 1997, which include a substantial amount of non-cash write downs, are not reflective of the dramatic successes achieved by management in that year, including but not limited to the successful placement of $5 million in common stock in private overseas transactions and the purchase of the San Joaquin Basin properties from Ampolex (USA), Inc.

In an effort to further strengthen the Company's management capabilities, Mark Boatright, the Company's Vice President of Finance, became an employee of the Company effective July 1, 1997 at an annual salary of $48,000. The Committee believes that this change will permit Mr. Boatright, who had previously provided services to the Company on a contract basis through his accounting firm, Boatright & Associates, to provide even greater support for the Company's financial and recordkeeping functions.

     In May of 1997, the Compensation Committee declared a cash bonus of $25,000 for John T. Kopcheff, Vice President - International of the Company, for his efforts in connection with the Company's international exploration program. Mr. Kopcheff, who also serves on the Company's Board of Directors, received no other cash remuneration from the Company in fiscal 1997.

     Stock options are granted to key personnel of the Company by the Compensation Committee as a means of providing an equitable long term incentive to the Company's personnel. The Compensation Committee believes that stock options can be used in the best interest of the Company to reward past efforts of the Company's executive officers, to encourage the present and future performance by the Company's executive officers and to align the interests of the Company's personnel with the interests of the Company's shareholders.

     During the 1997 fiscal year, each Compensation Committee member received an automatic grant of options to purchase 5,000 shares pursuant to the Nonqualified Stock Option Plan. On June 16, 1997, 18,000 options were granted to each of the Company's President and Vice President-Finance. The options were granted at the fair market value on the date of grant. The award of these options was in accordance with the above stated policy of the Compensation Committee and the terms of the Nonqualified Stock Option and Incentive Stock Option Plans. In particular, the awards to Messrs. Hoops and Boatright were made in recognition of their substantial efforts during the year in effecting the acquisition of the San Joaquin Basin properties from Ampolex (USA), Inc. and as an incentive to help the Company and its shareholders fully realize the value of those and other properties held by the Company.


October 8, 1997                              Compensation Committee Of
                                             The Board of Directors

                                             Kenneth W. Nickerson
                                             Mark A. Boatright


                          DIRECTORS' REMUNERATION

     Directors are not paid any remuneration for attendance at meetings of the Board. Any director who serves on the Compensation Committee automatically receives 5,000 options each September 30 pursuant to the Company's Nonqualified Stock Option Plan. On September 30, 1996, both Messrs. Boatright and Nickerson, as members of the Compensation Committee, received fully vested options to purchase 5,000 shares of Common Stock at an exercise price of $1.25 per share, the fair market value on the date of grant. The options are exercisable for ten years from the date of grant. The only other option awarded to a member of the Compensation Committee during fiscal 1997 was the grant to Mr. Boatright on June 16, 1997 of fully vested options to purchase 18,000 shares at an exercise price of $2.5625 per share, the fair market value on the date of grant. In addition, on the same date, Mr. Hoops, who is not a member of the Committee, received the same number of shares at the same exercise price. These grants were made from the Company's Incentive Stock option Plan and are exercisable for ten years from the date of grant.


                             PERFORMANCE GRAPH

     The following line graph compares the yearly percentage change in the cumulative total shareholder return for (i) the Company, (ii) the MG Industry Group 353 - Oil and Natural Gas Exploration and (iii) the NASDAQ Market Index. The MG Industry Group 353 consists of approximately 137 companies involved in the oil and gas industry, including the Company.
The line graph and table cover the five year period from July 1992 through June 1997 and represent the total value of a $100 investment in each security/market index on July 1, 1992. All dividends are assumed to be reinvested


                     1992      1993      1994      1995      1996      1997

Kestrel
Energy Inc.          100      440.00    240.00    110.00    290.00    235.00
MG Industry
Group 353            100      113.87    118.37    130.71    158.96    179.61
NASDAQ
Market Index         100      122.76    134.61    157.88    198.73    239.40


The information contained in this graph was compiled by Media General Financial Services of Richmond, Virginia. The Company will provide a list of the companies included in the various indices upon the written request of any shareholder.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 STOCK OWNERSHIP OF PRINCIPAL SHAREHOLDERS
                              AND MANAGEMENT

     The following table sets forth, as far as is known to the Board of Directors or the management of the Company, the only persons owning on October 7, 1997 more than five percent of the outstanding shares of the Company's Common Stock. For purposes of this disclosure, the amount of the Company's Common Stock beneficially owned is the aggregate number of shares of the Common Stock outstanding on such date plus an amount equal to the aggregate amount of Common Stock which could be issued upon the exercise of stock options within 60 days of such date.

                         Number of Shares of Common Stock Beneficially Owned
                             ----------------------------------------------------
                             Voting and Investment Power
                             ---------------------------
                                                                     Percent
Name and Address                Direct        Indirect   Total Shares Owned
----------------------------  ----------     ---------  -------------  -------

Victoria International        1,166,221         ---      1,166,221(1) 26.4%
  Petroleum N.L.
4th Flr., Griffin Centre
28 The Esplanade
Perth 6000
Western Australia

Victoria Petroleum N.L.          ---        1,166,221(2)  1,166,221   26.4%
4th Flr., Griffin Centre
28 The Esplanade
Perth 6000
Western Australia

Timothy L. Hoops              197,026(3)    1,166,221(4)  1,363,247   29.7%
P.O. Box 1079
Denver, CO 80201-1079

Robert J. Pett                102,500(5)    1,166,221(6)  1,268,721   28.1%
4th Flr., Griffin Centre
28 The Esplanade
Perth 6000
Western Australia

John T. Kopcheff              164,000(7)    1,166,221(8)  1,330,221   29.0%
4th Flr., Griffin Centre
28 The Esplanade
Perth 6000
Western Australia

The Equitable Life             840,000          ---        840,000    19.0%
  Assurance Society
City Place House
55 Basinghall St.
London England EC2V 5DR

Hare & Co.                    325,000(9)        ---        325,000     7.4%
Deloitte & Touche House
29 Earlsfort Terrace
Dublin 2 Ireland


(1) Does not include unvested options to purchase 1,285,353 shares if certain undeveloped properties are successfully developed into proved producing properties. See CERTAIN RELATIONSHIPS AND RELATED
     TRANSACTIONS.

(2) Victoria International Petroleum N.L. ("VIP"), the record holder of the shares, is a wholly owned subsidiary of Victoria Petroleum N.L. ("VP"), which is therefore deemed to be another beneficial owner of the shares. Resolute Samantha Limited, a publicly held Australian mining and natural resources company ("Resolute"), owns 28.45% of VP. Resolute disclaims beneficial ownership of the shares.

(3)  Includes vested options to purchase up to 175,116 shares

(4) Mr. Hoops is a director of VIP and of VP. As a result, all shares held by VIP directly and VP indirectly are listed as indirectly held by Mr. Hoops.

(5)  Includes vested options to purchase up to 92,500 shares

(6) Mr. Pett is the Chairman and a director of VIP and a director of VP. As a result, all shares held by VIP directly and VP indirectly are listed as indirectly held by Mr. Pett.

(7)  Includes vested options to purchase up to 160,000 shares

(8) Mr. Kopcheff is a director of VIP and VP. As a result, all shares held by VIP directly and VP indirectly are listed as indirectly held by Mr. Kopcheff.

(9) Reflects the record ownership of 325,000 shares by Hare & Co. The Company has been unable to determine whether Hare & Co. is the beneficial owner of all of the shares for which it is listed as record owner.

     The following table sets forth the number of shares beneficially owned on October 7, 1997 by the Company's executive officers and directors, and by all of the executive officers and directors as a group. For purposes of this disclosure, the amount of the Company's Common Stock beneficially owned is the aggregate number of shares of the Common Stock outstanding on such date plus an amount equal to the aggregate amount of Common Stock which could be issued upon the exercise of stock options within 60 days of such date.

                                                      Shares of
                                                     Common Stock
                              Position(s)            Beneficially
                              With the                Owned and     Percent
Name and Address              Company              Options Granted   Owned
----------------------------  -------------------- ---------------  -------

Timothy L. Hoops              President, Chief
P.O. Box 1079                 Executive Officer
Denver, CO 80201- 1079        and Director         1,363,247(1)(2)   29.7%

Robert J. Pett                Chairman of the      1,268,721(3)(4)   28.1%
4th Flr., Griffin Centre      Board and Director
28 The Esplanade
Perth 6000
Western Australia

Mark A. Boatright             Vice President -        38,500(5)        *
1475 Lawrence St.             Finance, Chief
Suite 310                     Financial Officer
Denver, CO 80202              and Director

John T. Kopcheff              Vice President -
4th Flr., Griffin Centre      International and
28 The Esplanade              Director             1,330,221(5)(6)   29.0%
Perth 6000
Australia

Kenneth W. Nickerson          Director                23,000(5)        *
10780 Hanson St.
Johannesburg, MI 49751

All Directors and Executive                           1,699,247      34.6%
Officers as a Group
(5 persons)


* Less than one percent (1.0%)

(1) Mr. Hoops is a director of Victoria International Petroleum N.L. ("VIP") and of Victoria Petroleum N.L. ("VP"). As a result, all shares held by VIP directly and by VP indirectly are listed as held by Mr. Hoops.

(2)  Includes vested options to purchase up to 175,116.

(3) Mr. Pett is the Chairman and a director of VIP and a director of VP. As a result, all shares held by VIP directly and VP indirectly are listed as held by Mr. Pett.

(4)  Includes vested options to purchase up to 92,500 shares.

(5) Includes vested options to purchase up to 34,500 shares, 160,000 shares and 23,000 shares granted to Messrs. Boatright, Kopcheff and Nickerson, respectively.

(6) Mr. Kopcheff is a director of VIP and VP. As a result, all shares held by VIP directly and VP indirectly are listed as indirectly held by Mr. Kopcheff.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 31, 1993, the Board of Directors authorized the exchange of 207,263 restricted shares of the Company's Common Stock for $466,343 in indebtedness owed to Victoria Exploration, Inc. ("VicX") effective January 1, 1994. Because the shares received were issued in a private, unregistered transaction, several years ago, they can be publicly resold by VicX or its successors in interest in accordance with the provisions of Securities Act Rule 144, including the limitation on the amount of shares which may be sold in any ninety (90) day period. The exchange rate for the transaction was approximately $2.25 per share. As a result of the transaction, VicX owned 380,913 shares, or 59% of the outstanding Common Stock at that time. The remaining debt owed to VicX after the transaction amounted to approximately $600,000.

     On June 10, 1994, the Company transferred 709,108 shares of its Common Stock and unvested options to acquire up to an additional 1,285,353 shares of that stock to Victoria International Petroleum N.L. ("VIP") in exchange for all of the outstanding shares of VicX. The shares of VicX were valued at $1,595,493, the aggregate value of the assets of VicX less certain undeveloped properties. The value of the Company's Common Stock in the exchange was an agreed upon value of $2.25 per share. At the time of the exchange the Company's Common Stock was being traded at prices between $1.75 and $2.00 per share. The options were given in consideration for certain undeveloped properties owned by VicX which the Company agreed to develop. It was agreed that these options would only vest to VIP if the undeveloped properties were successfully developed into proved producing properties by June 30, 1997. These options, and the vesting determination date relating thereto, have been extended to December 31, 1997. The options were granted on the formula of cash received by the Company from the undeveloped properties less the cash used to develop those properties plus 60% of the reclassified present value discounted at 10%, divided by $3.00 per share. The properties will be evaluated annually by a qualified independent evaluator to determine the number of options to be vested to VIP. Because certain of the officers and directors of the Company have similar positions with VicX and VIP, the Company's Board required as a condition to the transaction, and obtained, a written opinion from an independent firm experienced in oil and gas mergers and acquisitions that the transaction was fair from a financial point of view to the shareholders of the Company. All shares issued in this transaction were unregistered. Prior to the transaction, VicX transferred all of its holdings in the Company, 380,913 shares (59%) and its note receivable from the Company, to VIP.

     In conjunction with the foregoing acquisition of undeveloped oil and gas properties from VicX, the Company issued a $1,000,000 note payable to VicX, which bore interest at the Norwest Bank Denver, N.A. prime rate with quarterly interest payments. In December 1992, the terms of a $58,500 unsecured short term note to VicX were conformed to the terms of the $1,000,000 note payable and the notes were combined. The note was secured by the oil and gas properties acquired from VicX. As noted above, the note was reduced to approximately $600,000 by the exchange of 207,263 shares of Common Stock for $466,343 in indebtedness owed to VicX on December 31, 1993. Also, as indicated above, VicX transferred the note to VIP on June 10, 1994. On December 27, 1994, prior to the December 31, 1994 maturity date of the note, the Company agreed to assign an unproved waterflood project (Rocky Butte) acquired in a June 1992 transaction to VIP in exchange for the surrender of indebtedness to VIP in the amount of approximately $600,000, thereby eliminating the note receivable from the Company to VIP.

     On November 8, 1994, VIP purchased 75,000 additional shares of Common Stock for $2.50 per share as part of a private placement of 550,000 shares by the Company, most of which was sold overseas. On June 26, 1995, VIP purchased 50,000 additional shares in the open market. In August 1995, VIP sold 48,800 shares. VIP's current shareholding interest in the Company is 26.4% (23.8% diluted for currently vested options).

     Mark A. Boatright has been providing accounting and financial services to the Company since June, 1992. On November 15, 1994, the Company entered into an agreement with Mr. Boatright whereby he would provide services to the Company and VicX through his company, Boatright & Associates, P.C. for $1,500 per month. The amount was increased to $1,667 per month in fiscal 1997 and such fees were terminated at the end of that fiscal year. The Board of Directors believes these fees were in line with industry standards. As of July 1, 1997, Mr. Boatright became an employee of the Company and will be paid a salary of $48,000 per annum.

     As a result of the Company's close relationship with its majority shareholder VIP, it has been afforded the opportunity to participate in various international oil and gas drilling opportunities located by VIP. In most cases, VIP has its own interest in the same drilling projects in which the Company agrees to participate and in some cases the Company has acquired its interest from VIP rather than directly from the operator or lead promoter of the prospects.

     To date, the Company has agreed to farm-in on four such international drilling permits, including one in Papua New Guinea and three in Western Australia. The Company earns a right to participate by sharing in the costs of data review, seismic and drilling. In addition to the benefit, if any, to VIP's interest in these permits resulting from the Company's agreement to share these costs, the Company has agreed to pay a 5% royalty to VIP on the Company's interest in any international permits referred to the Company by VIP which produce net revenues for the Company. The Company believes that this arrangement is fair and reasonable and that the potential compensation to VIP is no greater than the Company would have paid in an arms length transaction with an unrelated party who provided comparable services.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Exhibits

   EXHIBIT NO.           DESCRIPTION

     3.1 Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Colorado on March 16, 1995, filed as Exhibit (3)1 to the Annual Report on Form 10-K/A for the fiscal year ended June 30, 1994 and incorporated herein by reference.

     3.2 Amended and Restated Bylaws, as adopted by the Board of Directors on January 16, 1995, filed as Exhibit (3)2 to the Annual Report on Form 10-K/A for the fiscal year ended June 30, 1994 and incorporated herein by reference.

     4.1 The form of common stock share certificate filed as Exhibits 5.1 to the Registrant's Form S-2 Registration (No. 2-65317) and Article II of the Registrant's Articles of Incorporation filed as
                         Exhibit 4.1 thereto, as amended on March 4, 1994 and filed with the Annual Report on Form 10-K for the fiscal year ended June 30, 1994 are incorporated herein by reference.

     4.2 That portion entitled "Selling Restriction" of the Registrant's Private Placement memorandum dated April 2, 1997 filed as Exhibit 4.4 to the Registrant's Form S-3 Registration Statement (No. 333-27769) and incorporated herein by reference.

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

     10.9                Purchase and Sale Agreement between Ampolex
                         (USA), Inc., Kestrel Energy California, Inc. and Victoria Petroleum USA, Inc. dated March 21, 1997.


     21                  Subsidiaries of the Registrant

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

(c)  Reports on Form 8-K.

     A report on Form 8-K dated April 30, 1997 under Item 9, Sales of Equity Securities Pursuant to Regulation S, was filed with the Commission to report the sale of 2,502,000 shares of the Company's Common Stock under Regulation S to qualified non-U.S. investors.







                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KESTREL ENERGY, INC.
                                        (Registrant)


Date:  October  14, 1997                By: /s/ Timothy L. Hoops
                                             -----------------------------
                                             Timothy L. Hoops, President
                                             and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  October 14, 1997                 By: /s/ Timothy L. Hoops
                                             -----------------------------
                                             Timothy L. Hoops, President,
                                             Chief Executive Officer,
                                             and Director


Date:  October 14, 1997                 By:/s/ Robert J. Pett
                                             -----------------------------
                                             Robert J. Pett, Chairman of
                                             the Board



Date:  October 14, 1997                 By:/s/ Mark A. Boatright
                                             -----------------------------
                                             Mark A. Boatright, Vice
                                             President, Finance, Chief
                                             Financial Officer, and
                                             Director



Date:  October 14, 1997                 By:/s/ Kenneth W. Nickerson
                                             -----------------------------
                                             Kenneth W. Nickerson,
                                             Director


Date:  October 14, 1997                 By:/s/ John T. Kopcheff
                                             -----------------------------
                                             John T. Kopcheff, Vice
                                             President -
                                             International, and Director


                               EXHIBIT INDEX


Exhibit                                      Method of Filing
-------                                      ----------------


10.9      Purchase and Sale Agreement
          between Ampolex (USA), Inc.,
          Kestrel Energy California, Inc.
          and Victoria Petroleum USA, Inc.
          dated March 21, 1997.              Filed herewith electronically


21        Subsidiaries of the Registrant     Filed herewith electronically

23        Consent of KPMG Peat Marwick LLP   Filed herewith electronically

27        Financial Data Schedule            Filed herewith electronically