Form 10-Q
period 1997-09-30
KESTREL ENERGY INC
filed 1997-11-13
CIK 312842

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the period ended September 30, 1997

                                    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from          to

                      Commission File Number: 0-9261

                           KESTREL ENERGY, INC.
                           --------------------
          (Exact name of registrant as specified in its charter)

                Colorado                            84-0772451
              ------------                        -------------
    (State of other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)

999 18th Street, Suite 1100, Denver, CO               80202
---------------------------------------             ----------
(Address of principal executive offices)            (Zip Code)

                               (303)295-0344
                               -------------
           (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             [X]  Yes  [ ]  No



                   APPLICABLE ONLY TO CORPORATE ISSUERS:

             The number of shares outstanding of common stock,
                  as of September 30, 1997:     4,430,990





                           KESTREL ENERGY, INC.
                             AND SUBSIDIARIES

                  INDEX TO UNAUDITED FINANCIAL STATEMENTS


                                                                      Page
                                                                      ----

PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 1997
          and June 30, 1997                                           3

          Consolidated Statements of Operations for the
          Three Months Ended September 30, 1997 and 1996              4

          Consolidated Statements of Cash Flows for the
          Three Months Ended September 30, 1997 and 1996              5

          Notes to Consolidated Financial Statements                  6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                             6


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                      8

     Item 2.   Changes in Securities                                  8

     Item 3.   Defaults Upon Senior Securities                        8

     Item 4.   Submission of Matters to a Vote of
               Security Holders                                       8

     Item 5.   Other Information                                      8

     Item 6.   Exhibits and Reports of Form 8-K                       8

     Signatures                                                       9






                      PART I.  FINANCIAL INFORMATION
                      -------------------------------


ITEM 1.   FINANCIAL STATEMENTS


KESTREL ENERGY, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS as of September 30, 1997 and June 30, 1997
(Unaudited)



ASSETS                                     September 30,       June 30,
                                                1997             1997
                                           -------------      ----------
CURRENT ASSETS:

  Cash and cash equivalents                 $  684,662        $1,524,138
  Short term investments                     3,932,060         3,409,087
  Accounts receivable                          154,862           162,108
  Due from related party                       122,682           128,989
  Other assets                                  33,194             8,646
                                            ----------        ----------
    Total current assets                     4,927,460         5,232,968
                                            ----------        ----------

PROPERTY AND EQUIPMENT, AT COST:
  Oil and gas properties, successful efforts method
    of accounting:
    Unproved                                   957,222           911,485
    Proved                                   4,142,822         4,128,034
    Furniture and equipment                     96,686            92,009
                                            ----------        ----------
                                             5,196,730         5,131,528
  Accumulated depreciation and depletion    (2,751,356)       (2,725,870)
                                            ----------        ----------
    Net property and equipment               2,445,374         2,405,658
                                            ----------        ----------

                                            $7,372,834        $7,638,626
                                            ==========        ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable:
    Trade                                     $155,368          $165,041
    Related party                                    -            23,972
  Accrued liabilities                           39,806            17,170
                                            ----------        ----------
    Total current liabilities                  195,174           206,183
                                            ----------        ----------

STOCKHOLDERS' EQUITY:
  Preferred Stock, $1 par value;
    1,000,000 shares authorized, none issued         -                 -
    at September 30, 1997
  Common Stock, no par value;
    20,000,000 shares authorized, 4,430,990
    and 4,414,624 issued and outstanding at
    September 30, 1997 and June 30, 1997,
    respectively                            13,139,349        13,154,754
  Accumulated deficit                       (5,961,689)       (5,722,311)
                                            ----------        ----------
    Total stockholders' equity               7,177,660         7,432,443
                                            ----------        ----------

                                            $7,372,834        $7,638,626
                                            ==========        ==========





KESTREL ENERGY, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
September 30, 1997 and 1996
(Unaudited)

                                                1997             1996
                                             ----------       ---------
REVENUE:

  Oil and gas sales                           $221,476          $285,834
  Interest                                      49,726             9,921
  Gain on sale of property and equipment        10,677                 -
  Other income                                      62               222
                                            ----------        ----------
    TOTAL REVENUES                             281,941           295,977
                                            ----------        ----------


COSTS AND EXPENSES:
  Lease operating expenses                      97,875           129,155
  Dry holes, abandoned and impaired properties  73,658           210,031
  Exploration expenses                         134,086                11
  Depreciation and depletion                    25,517            30,683
  General and administrative                   190,183           100,742
                                            ----------        ----------
    TOTAL COSTS AND EXPENSES                   521,319           470,622
                                            ----------        ----------

    NET LOSS                                $ (239,378)       $ (174,645)
                                            ----------        ----------

    NET LOSS PER COMMON SHARE               $    (0.05)       $    (0.09)
                                            ==========        ==========

    WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                       4,430,990         1,907,604
                                            ==========        ==========




KESTREL ENERGY, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
September 30, 1997 and 1996
(Unaudited)


                                                1997             1996
                                             ----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                    $ (239,378)        $ (174,645)

Adjustments to reconcile net income to
  net cash provided by operating activities:

Dry holes, abandoned and impaired
  properties                                    12,373           210,031
Depreciation and depletion                      25,517            30,683
Gain on sale of property and
  equipment                                    (10,677)                -
(Increase) decrease in accounts receivable
  relating to operations                         7,246           (13,768)
(Increase) decrease in due from related
  party                                          6,307                 -
(Increase) decrease in other current assets,
  net of amortization                          (24,578)            8,449
Increase (decrease) in accounts payable         (9,673)           40,681
Increase (decrease) in accounts payable
  related party                                (23,972)           (2,919)
Increase (decrease) in accrued liabilities      22,636           (21,376)
                                            ----------        ----------

    Net cash provided (used) by operating
    activities                                (234,199)           77,136
                                            ----------        ----------


CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures/acquisition of
  properties                                   (77,576)          (37,174)
Proceeds from sale of property and
  equipment                                     10,677                 -
(Purchase) redemption of short-term
  investments                                 (522,973)          223,046
                                            ----------        ----------

    Net cash provided (used) by investing
    activities                                (589,872)          185,872
                                            ----------        ----------


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from excerise of stock options          6,250                 -
Common stock surrendered by officer            (21,655)                -
                                            ----------        ----------

Net cash used by financing activities          (15,405)                -
                                            ----------        ----------

Net increase (decrease) in cash and cash
  equivalents                                 (839,476)          263,008

Cash and cash equivalents at the beginning
  of the period                              1,524,138           300,399
                                            ----------        ----------

Cash and cash equivalents at the end of
  the period                                  $684,662          $563,407
                                            ==========        ==========





KESTREL ENERGY, INC.



NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.   Management Opinion

     These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

     In the opinion of management, the accompanying interim unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of September 30, 1997, the results of operations for the periods shown in the statements of operations, and the cash flows for the periods shown in the statements of cash flows. All adjustments made are of a normal recurring nature.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                      LIQUIDITY AND CAPITAL RESOURCES
                      -------------------------------


At September 30, 1997, the Company had working capital of $4,732,286. This compares to the Company's working capital of $1,091,882 as of September 30, 1996.

Net cash used by operating activities was $234,199 for the period ending September 30, 1997, a decrease of $311,335, over working capital provided of $77,136 for the same period in 1996. Operating cash flows decreased during the first quarter due to lower oil and gas revenues and higher total expenses. First quarter fiscal 1998 results reflect the Company's emphasis on exploration, given its recent acquisition of the Ampolex properties in the San Joaquin Basin. The Company's accounts receivable decreased $7,246 or 4% to $154,862 during the period as compared to an increase of $13,768, or 8% for the same period in 1996. The decrease in receivables from a year ago is primarily due to lower production volumes. Other assets increased $24,548 or 284% to $8,646 during the period. The increase is attributable to the prepayment by the Company of insurance premiums for the fiscal year ending June 30, 1998 and the acquisition of computer software which at September 30, 1997 had not been placed in service at a cost of approximately $18,000. The Company's accounts payable decreased $9,673 or 6% to $155,368 during the period versus an increase of $40,681 or 52% a year ago. The Company's accrued liabilities increased $22,636 or 132% to $39,806 for the quarter ended September 30, 1997. This compared to a decrease of $21,376 to $17,705 or 55% for the same period a year ago. The increase in accrued liabilities was primarily due to the exercise of stock options during the period which resulted in an increase in payroll taxes payable of $21,655. All other factors affecting operating cash flows were not material.

Net cash flow used by investing activities was $589,872, for the quarter ended September 30, 1997, versus the cash provided of $185,872 for the same period in 1996. The decrease in cash flow from investing activities was attributable to purchases by the Company of short-term investments in the amount of $522,973, land acquisitions in the San Joaquin Basin of approximately $58,000, and completion costs incurred on the Gallion #6 in Oklahoma of $14,000. The Company also sold well equipment from the abandoned Kuehne Ranch Unit for $10,677.

Cash flows used in financing activities was $15,405 for the quarter ended September 30, 1997. Proceeds from the exercise of stock options amounted to $6,250, and an officer of the Company surrendered 5,974 shares of stock to satisfy withholding taxes of $21,655, due as a result of a stock option exercise.

No cash was provided or used from financing activities during the quarter ended September 30, 1996.


                           RESULTS OF OPERATIONS
                           ---------------------

First Quarter Results
---------------------

The Company reported a loss of $239,378, or 5 cents per share, for the three month period ended September 30, 1997. This compares with a loss of $174,645 or 9 cents per share, for the same period a year ago. The loss in the current period is a result of lower oil and gas revenues and higher exploration and general administrative expenses more fully described below.

The Company's revenues for the three month period ended September 30, 1997 were $281,941 compared to $295,977 during the same period of 1996, a decrease of $14,036 or 5%. Revenue from oil and gas sales was $221,476 for the period ended September 30, 1997, a decrease of $64,358, or 23%, as compared to $285,834 for the same period in 1996. The decrease in oil and gas revenues was a result of significantly lower revenues from the Pierce Unit in Wyoming and slightly lower sale volumes for the Company's other oil and gas properties. The Company continues to evaluate the Pierce Unit waterflood project in Wyoming and is taking remedial steps to restore production on this property to previous levels. Interest income increased $39,805 or 400% to $49,726 from $9,921 a year ago. The increase in interest income is attributable to earnings from the Company's short-term investments.

The Company's total expenses increased $50,697 or 11% to $521,319 as compared to $470,622 a year ago. The increase in overall expenses is due to the increased exploration activity that the Company has emphasized since its acquisition of the San Joaquin Basin properties in March of 1997. Exploration expenses incurred in the amount of $134,086 include geological and geophysical costs as well as delay rental expenses on land acquired by the Company. Exploration expenses also include costs to evaluate properties not currently held by the Company. The Company had insignificant exploration costs a year ago.

Production and operating expenses decreased $31,280, or 24%, to $97,875 versus $129,155 for the same period a year ago. The decrease in production and operating expenses was primarily due to lower costs incurred on the Pierce Unit in Wyoming and the Kuehne Ranch Unit.
Additionally, production taxes decreased $8,500 from year ago levels due to lower oil and gas revenues.

Dry holes, abandoned and impaired properties decreased $136,373 or 65% to $73,658 from $210,031 a year ago. The decrease from year ago levels was primarily attributable to lower property impairment expenses. In the period a year ago, the Company implemented accounting standard SFAS No. 121 and recorded impairment expenses of $194,000 relating to that standard. No impairment was recorded under SFAS No. 121 in the current period. The Company participated in the drilling of the Daisy 31-26 well on the Goose Lake Prospect in the San Joaquin Basin in California in August, 1997. The well was abandoned as a dry hole at a cost of $61,284. The Company continues to evaluate this prospect as well as a number of others included in the San Joaquin Basin acquisition for future drilling opportunities. The Company also impaired certain international permits at a cost of $12,374. The Company also participated in the drilling of the Heather Downs-1 in the ATP-593-P Prospect in Western Australia during the most recent quarter. The well was abandoned as a dry hole in July, 1997 at no cost to Kestrel by virtue of a carried interest in the drilling.
The Company also participated in the drilling of the Longhorn-1 well in the WA-261-P Prospect, Western Australia in August, 1997. The well was abandoned as a dry hole at no cost to the Company because the Company had a carried interest in the well under a farmout agreement. The Company continues to evaluate these permits for future drilling opportunities by participating in additional seismic acquisition.

General and Administrative costs increased $89,441, or 89%, to $190,183 as compared to $100,742 for the same period a year ago. The increased activity level of the Company since its acquisition of the San Joaquin exploration properties has required the Company to expand its land, engineering, and accounting departments. The Company has in some cases hired new employees and has contracted for the these services in others. Additionally, insurance costs, travel, and investor relations expenses also rose during the period. At current activity levels, the Company anticipates a comparable level of general and administrative expenses in the future.


                        FORWARD LOOKING STATEMENTS
                        --------------------------

This report includes one or more statements which state or otherwise indicate the Company's present belief or expectation concerning future events. Such statements are forward looking statements on which investors should not rely because they are subject to a wide variety of contingencies and based on a number of assumptions which may not prove to be true. In particular, the Company's future success is highly dependent on the success of its exploratory drilling efforts, which cannot be safely predicted. In addition, the Company is highly dependent upon prevailing prices for petroleum products, its ability to attract and retain qualified personnel, as well as other risk factors affecting business generally, such as overall economic conditions, changes in tax and other laws and the effect of actions taken by competitors and regulatory authorities.





                       INFLATION AND CHANGING PRICES
                       -----------------------------

Inflation has not had a significant effect on the Company's results of operations. However, the constantly fluctuating price of crude oil and natural gas materially affects the Company's cash flow, either positively or negatively.

                        PART II  OTHER INFORMATION
                        ---------------------------


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





                              KESTREL ENERGY, INC.
                              ---------------------
                              (Registrant)


Date:  November 13, 1997      /s/TIMOTHY L. HOOPS
                              ---------------------
                              Timothy L. Hoops
                              President, Principal Executive Officer,
                              and Director


Date:  November 13, 1997      /s/MARK A. BOATRIGHT
                              ---------------------
                              Mark A. Boatright
                              Vice President - Finance,
                              Principal Financial and Accounting Officer,
                              and Director