Form 10-Q
period 1997-12-31
KESTREL ENERGY INC
filed 1998-02-17
CIK 312842

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the period ended December 31, 1997

                                    or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the transition period from ------- to

                      Commission File Number: 0-9261

                           KESTREL ENERGY, INC.
          (Exact name of registrant as specified in its charter)

          Colorado                                     84-0772451
-----------------------------                ----------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

999 18th Street, Suite 2490, Denver, CO                80202
---------------------------------------      ----------------------------
(Address of principal executive offices)               (Zip Code)

                              (303) 295-0344
                              --------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         [X]   Yes      [  ]   No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of common stock, as of December 31, 1997:
4,430,990


                           KESTREL ENERGY, INC.
                             AND SUBSIDIARIES

                  INDEX TO UNAUDITED FINANCIAL STATEMENTS


PART I.        FINANCIAL INFORMATION                       Page

Item 1.        Consolidated Balance Sheets as of
               December 31, 1997 and June 30, 1997          3

               Consolidated Statements of Operations
               for the Three and Six months Ended
               December 31, 1997 and 1996                   4

               Consolidated Statements of Cash
               Flows for the Six Months Ended
               December 31, 1997 and 1996                   5

               Notes to Consolidated Financial
               Statements                                   6

Item 2.        Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                   7


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                            9

Item 2.        Change in Securities                         9

Item 3.        Defaults Upon Senior Securities              9

Item 4.        Submission of Matters to a Vote of
               Security Holders                             9

Item 5.        Other Information                            9

Item 6.        Exhibits and Reports of Form 8-K             9

Signatures                                                  10

                       PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements
------

KESTREL ENERGY, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1997 AND JUNE 30, 1997
(Unaudited)


ASSETS                       December 31, 1997        June 30, 1997
------                       -----------------        -------------

CURRENT ASSETS

  Cash and cash equivalents      $   452,321         $   1,524,138
  Short term investments           3,785,103             3,409,087
  Due from related party             140,247               128,989
  Accounts receivable                148,024               162,108
  Other assets                        26,890                 8,646
                                ------------          ------------
        Total current assets       4,552,585             5,232,968
                                ------------          ------------

PROPERTY AND EQUIPMENT,
AT COST
  Successful effort method
  of accounting
      Unproved                       963,456               911,485
      Proved                       4,151,601             4,128,034
   Furniture and Equipment            96,686                92,009
                                ------------          ------------
                                   5,211,743             5,131,528
   Accumulated depreciation
    and depletion                (2,797,308)           (2,725,870)
                                ------------          ------------
     Net property and
      equipment                    2,414,435             2,405,658
                                ------------          ------------
      Total assets                $6,967,020            $7,638,626
                                ============          ============

LIABILITIES AND STOCKHOLDER'S
EQUITY
-----------------------------

CURRENT LIABILITIES
  Accounts Payable
    Trade                        $   279,645           $   165,041
    Related Party                          -                23,972
  Accrued liabilities                 64,589                17,170
                                ------------          ------------
     Total current liabilities       344,234               206,183
                                ------------          ------------
STOCKHOLDERS' EQUITY
  Preferred Stock, $1 par value;
    1,000,000 shares authorized,
    none issued at December 31, 1997       -                     -
  Common Stock, no par value;
    20,000,000 shares authorized,
    4,430,990 and 4,414,624
    issued at December 31, 1997,
    and June 30, 1997,
    respectively                  13,139,349            13,154,754
  Accumulated deficit            (6,516,563)           (5,722,311)
                                ------------          ------------

  Total stockholders' equity       6,622,786             7,432,443
                                ------------          ------------
  Total liabilities and
   stockholders equity          $  6,967,020          $  7,638,626
                                ============          ============


KESTREL ENERGY, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
(Unaudited)


                              Three months ended     Six months ended
                                  December 31,         December 31,
                                 1997     1996        1997      1996
                                 ----     ----        ----      ----

REVENUE
  Oil and gas sales         $242,175   $387,082   $463,651   $672,916
  Interest                    63,039     11,036    112,765     20,957
  Gain on sale of
  property and equipment           -     21,213     10,677     21,213
  Other income                 3,647         99      3,709        321
                            --------   --------   --------   --------
     TOTAL REVENUES          308,861    419,430    590,802    715,407
                            --------   --------   --------   --------

COSTS AND EXPENSES
  Production and operating
   expenses                  124,391    147,200    222,266    276,366
  Exploration expenses       164,078          -    298,164          -
  Dry holes, abandoned
   and impaired
     properties              330,728     21,227    404,386    231,258
  Depreciation and
     depletion                45,984     32,050     71,501     62,733
  General and
     administrative          198,554    113,245    388,737    213,987
                            --------   --------   --------   --------
     TOTAL COSTS AND
        EXPENSES             863,735    313,722  1,385,054    784,344
                            --------   --------   --------   --------

     NET INCOME (LOSS)    $(554,874)   $105,708 $(794,252)  $(68,937)
                           ---------   --------  ---------   --------

     BASIC AND DILUTED
        EARNINGS (LOSS)
        PER COMMON SHARE     ($ 0.13)      $0.05   ($ 0.18)   ($ 0.04)
                             ========     ======   ========   ========

  WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING       4,430,990  1,907,624  4,430,990  1,907,624
                           =========  =========  =========  =========


KESTREL ENERGY, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
(Unaudited)

                                               December 31, December 31,
                                                   1997         1996
                                               ------------ -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                      $ (794,252) $ (68,937)

Adjustments to reconcile net loss
 to net cash provided (used) by
 operating activities

Depreciation and depletion                         71,501     62,733
Dry holes, abandoned and impaired properties       24,746    227,475
Gain on sale of property and equipment, net      (10,677)          -
(Increase) decrease in accounts receivable         14,084   (20,625)
(Increase) decrease in related party receivable  (11,258)          -
(Increase) decrease in other current assets      (18,244)     10,811
Increase (decrease) in accounts payable           114,604     32,184
Increase (decrease) in accrued liabilities         47,419   (20,381)
Increase (decrease) in accounts payable
  related party                                  (23,972)   (28,579)
                                               ----------  ---------

Net cash provided (used) by operating
  activities                                    (586,049)    194,681
                                               ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures/acquisition of properties  (105,024)   (80,759)
Proceeds from sale of property and equipment       10,677          -
Purchase short-term investments, net            (376,016)   (24,980)
                                               ----------  ---------

Net cash (used) by investing activities         (470,363)  (105,739)
                                               ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITES

Proceeds from exercise of Common stock options      6,250          -
Common stock surrendered by officer              (21,655)          -
                                               ----------  ---------

Net cash used by financing activities            (15,405)          -
                                               ----------  ---------


Net increase (decrease) in cash
  and cash equivalents                        (1,071,817)     88,942

Cash and cash equivalents at the
  beginning of the period                       1,524,138    300,399
                                               ----------  ---------

Cash and cash equivalents at the end
  of the period                                $  452,321  $ 389,341
                                               ==========  =========


Reduction in joint interest
 billings from sale of assets                   $       -  $  21,213
                                                =========  =========


KESTREL ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.   Management Opinion

These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

In the opinion of management, the accompanying interim unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of December 31, 1997, the results of operations for the periods shown in the statements of operations, and cash flows for the periods shown in the statements of cash flows. All adjustments made are of a normal recurring nature.

2.   Use of Estimates

     The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

3.   Earnings (Loss) Per Common Share

     The Company adopted the provisions of SFAS No. 128, Earnings Per Share, effective December 15, 1997. SFAS 128 provides for the computation of basic and diluted earnings (loss) per share. For the six and three months ended December 31, 1997 and 1996, basic and diluted earnings (loss) per common share were computed by dividing the earnings or loss by the weighted average number of shares outstanding. Options or warrants with a dilutive effect did not have a significant impact on the earnings or loss per share calculations.


ITEM 2.   Management's Discussion and Analysis of Financial Condition and
------    Results of Operations


                      LIQUIDITY AND CAPITAL RESOURCES
                      -------------------------------


At December 31, 1997, the Company had working capital of $4,208,351. This compares to the Company's working capital of $1,149,625 as of December 31, 1996.

Net cash used by operating activities was $586,049 for the period ending December 31, 1997, a decrease of $780,730, over net cash provided of $194,681 for the same period in 1996. Operating cash flows decreased during the first quarter due to lower oil and gas revenues and higher total expenses. The results for the six months ended December 31, 1997 reflect the Company's emphasis on exploration, after its acquisition of the Ampolex properties in the San Joaquin Basin. The Company's accounts receivable decreased $14,084 or 9% to $148,024 during the period as compared to an increase of $20,625, or 13% for the same period in 1996. The decrease in receivables from a year ago is primarily due to lower production volumes and lower oil and gas prices. Other assets increased $18,244 or 211% to $26,890 during the period. The increase is attributable to the prepayment by the Company of insurance premiums for the fiscal year ending June 30, 1998 and the acquisition of computer software, which at December 31, 1997, had not been placed in service at a cost of approximately $18,000. The Company's accounts payable increased $114,604 or 69% to $279,645 during the period versus an increase of $32,184 or 41% a year ago. The increase in accounts payable is attributable to increased costs associated with the San Joaquin Joint Venture incurred during the period but not paid by December 31, 1997. The Company's accrued liabilities increased $47,419 or 276% to $64,589 for the period ended December 31, 1997. This compared to a decrease of $20,931 to $18,700 or 54% for the same period a year ago. The increase in accrued expense for the period ended December 31, 1997 is attributable to the accrual of dry hole costs associated with the drilling of the Greer #1 in California. All other factors affecting operating cash flows were not material.

Net cash flow used by investing activities was $470,363, for the period ended December 31, 1997, versus the cash used of $105,739 for the same period in 1996. The increase in cash flow used in investing activities was attributable to purchases by the Company of short-term investments in the amount of $376,016, land acquisitions in the San Joaquin Basin of approximately $77,000, completion costs incurred on the Gallion #6 in Oklahoma of $14,000, as well as costs expended on existing various properties amounting to approximately $14,000. The Company also sold well equipment from the abandoned Kuehne Ranch Unit for $10,677.

Cash flows used in financing activities was $15,405 for the period ended December 31, 1997. Proceeds from the exercise of stock options amounted to $6,250, and an officer of the Company surrendered 5,974 shares of stock to the Company to satisfy withholding taxes of $21,655, due as a result of a stock option exercise.

No cash was provided or used from financing activities during the quarter ended December 31, 1996.

                           RESULTS OF OPERATIONS
                           ---------------------

Second Quarter Results
----------------------

The Company reported a loss of $554,874, or 13 cents per share, for the three month period ended December 31, 1997. This compares with a net income of $105,708 or 5 cents per share, for the same period a year ago. The loss in the current period is a result of lower oil and gas revenues coupled with higher exploration and general administrative expenses as more fully described below.

The Company's revenues for the three month period ended December 31, 1997 were $308,861 compared to $419,430 during the same period of 1996, a decrease of $110,569 or 26%. Revenue from oil and gas sales was $242,175 for the period ended December 31, 1997, a decrease of $144,907, or 37%, as compared to $387,082 for the same period in 1996. The decrease in oil and gas revenues was a result of significantly lower revenues from the Pierce Unit in Wyoming and slightly lower sale volumes for the Company's other oil and gas properties. The Company continues to evaluate the Pierce Unit waterflood project in Wyoming and is taking remedial steps to restore production on this property to previous levels. Interest income increased $52,003 to $63,039 from $11,036 a year ago. The increase in interest income is attributable to earnings from the Company's short-term investments.

The Company's total expenses increased $550,013, or 175%, to $863,735 as compared to $313,722 a year ago. The increase in overall expenses is due to the increased exploration activity by the Company since its acquisition of the San Joaquin Basin properties in March of 1997. Exploration expenses of $164,078 include geological and geophysical costs as well as delay rental expenses on land acquired by the Company. Exploration expenses also include costs to evaluate properties not currently held by the Company. The Company had no significant exploration costs a year ago.

Production and operating expenses decreased $22,809, or 15%, to $124,391 versus $147,200 for the same period a year ago. The decrease in production and operating expenses was primarily due to lower costs incurred on the Pierce Unit in Wyoming and the Kuehne Ranch Unit.

Dry holes, abandoned and impaired properties increased $309,451 to $330,728 from $21,277 a year ago. The increase from year ago levels was primarily attributable to higher dry hole costs. During August, 1997, the Company participated in the drilling of the Daisy 31-26 well on the Goose Lake Prospect in the San Joaquin Basin of California. The well was abandoned as a dry hole, at a cost of $63,180. Approximately $61,284 was recorded in the first quarter ended September 30, 1997. The Company continues to evaluate this prospect, as well as a number of others included in the San Joaquin Basin acquisition, for future drilling opportunities. The Company also participated in the drilling of the Greer #1 and Greer Side-track wells on the West Lemore Prospect in the San Joaquin Basin of California in November, 1997. Both wells were abandoned as dry holes at a combined cost of $314,576. The Company continues to evaluate the West Lemore Prospect for future drilling opportunities. The Company also impaired certain international permits at a cost of $12,374.

General and administrative costs increased $85,309, or 75%, to $198,554 as compared to $113,245 for the same period a year ago. The increased activity level of the Company since its acquisition of the San Joaquin exploration properties has required the Company to expand its land, engineering and accounting departments. The Company has, in some cases, hired new employees or has contracted for those services with third parties. Additionally, insurance costs, travel, and investor relations expenses also rose during the period. At current activity levels, the Company anticipates a comparable level of general and administrative expenses in the future.


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

ITEM 1.        LEGAL PROCEEDINGS
                    Not applicable

ITEM 2.        CHANGES IN SECURITIES
                    Not applicable

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
                    Not applicable

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                    Not applicable

ITEM 5.        OTHER INFORMATION
                    Not applicable

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
                    (a)  Exhibits
                         Exhibit 27 - Financial Data Schedule

                    (b)  Reports on Form 8-K - None


                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              KESTREL ENERGY, INC.
                              ------------------------------
                              (Registrant)

Date: February  17, 1998      /s/TIMOTHY L. HOOPS
                              Timothy L. Hoops
                              President, Principal Executive Officer,
                              and Director

Date: February  17, 1998      /s/MARK A. BOATRIGHT
                              Mark A. Boatright
                              Vice President - Finance,
                              Principal Financial and Accounting Officer,
                              and Director


                           EXHIBIT INDEX

No.    Exhibit                             Method of filing

27     Financial Data Schedule             Filed herewith electronically