Form 10-Q
period 1998-03-31
KESTREL ENERGY INC
filed 1998-05-15
CIK 312842

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the period ended March 31, 1998

 or

[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the transition period from        to

                      Commission File Number: 0-9261

                           KESTREL ENERGY, INC.
          (Exact name of registrant as specified in its charter)

      Colorado                               84-0772451
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

999 18th Street, Suite 2490, Denver, CO                     80202
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

[X]  Yes       [ ]  No


The number of shares outstanding of common stock, as of March 31, 1998:
4,419,634



                           KESTREL ENERGY, INC.
                             AND SUBSIDIARIES

                  INDEX TO UNAUDITED FINANCIAL STATEMENTS


PART I.             FINANCIAL INFORMATION                             Page

 Item 1.            Consolidated Balance Sheets as of
                    March 31, 1998 and June 30, 1997             3

                    Consolidated Statements of Operations
                    for the Three and Nine months Ended
                    March 31, 1998 and 1997                      4

                    Consolidated Statements of Cash Flows
                    for the Nine Months Ended March 31, 1998
                    and 1997                                     5

                    Notes to Consolidated Financial Statements   6

 Item 2.            Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                   7


PART II.            OTHER INFORMATION

 Item 1.            Legal Proceedings                            9

 Item 2.            Change in Securities                         9

 Item 3.            Defaults Upon Senior Securities              9

 Item 4.            Submission of Matters to a Vote of
                    Security Holders                             9

 Item 5.            Other Information                            9

 Item 6.            Exhibits and Reports of Form 8-K             9

 Signatures                                                      10



                       PART I. FINANCIAL INFORMATION
                       -----------------------------


ITEM 1. Financial Statements

KESTREL ENERGY, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS as of March 31, 1998 and June 30, 1997
(Unaudited)

                                                    March 31     June 30,
ASSETS                                                  1998         1997
------------------------------------             -----------  -----------

CURRENT ASSETS
 Cash and cash equivalents                       $   326,529  $ 1,524,138
 Short term investments                            3,223,381    3,409,087
 Accounts receivable                                 239,466      128,989
 Due from related party                              157,045      162,108
 Other assets                                         29,512        8,646
                                                 -----------  -----------
    Total current assets                           3,975,933    5,232,968
                                                 -----------  -----------

PROPERTY AND EQUIPMENT, AT COST
 Oil and Gas properties successful
   effort method of accounting
    Unproved                                       1,025,773      911,485
    Proved                                         4,285,810    4,128,034
 Furniture and equipment                             116,917       92,009
                                                 -----------  -----------
                                                   5,428,500    5,131,528
 Accumulated depreciation and depletion           (2,843,809)  (2,725,870)
                                                 -----------  -----------
    Net property and equipment                     2,584,691    2,405,658
                                                 -----------  -----------

    Total assets                                 $ 6,560,624  $ 7,638,626
                                                 ===========  ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES
 Accounts payable
    Trade                                          $228,331      $165,041
    Related party                                         -        23,972
 Accrued liabilities                                 17,087        17,170
                                                -----------   -----------
    Total current liabilities                       245,418       206,183
                                                -----------   -----------

STOCKHOLDERS' EQUITY
 Preferred stock, $1 par value;
    1,000,000 shares authorized, none issued
    at March 31, 1998 and June 30, 1997                   -             -
 Common stock, no par value;
    20,000,000 shares authorized, 4,419,634 and
    4,414,624 issued and outstanding at March
    31, 1998 and June 30, 1997, respectively     13,139,349    13,154,754
 Accumulated deficit                             (6,824,143)   (5,722,311)
                                                -----------   -----------

 Total stockholders' equity                       6,315,206     7,432,443
                                                -----------   -----------

 Total liabilities and stockholders equity      $ 6,560,624   $ 7,638,626
                                                ===========   ===========

KESTREL ENERGY, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED March 31, 1998 and 1997
(Unaudited)


                             Three months ended       Nine months ended
                                 March 31,                March 31,
                               1998        1997         1998       1997
                             -------     -------      -------    -------

REVENUE
 Oil and gas sales          $  246,656  $313,304    $ 710,307  $  986,220
 Interest                       40,063     8,879      152,828      29,836
 Gain on sale of property
   and equipment                     -    39,692       10,677      60,905
 Other income                   64,471       145       68,180         466
                            ----------  --------    ---------   ---------
      TOTAL REVENUE            351,190   362,020      941,992   1,077,427
                            ----------  --------    ---------   ---------


COSTS AND EXPENSES
 Production and operating
   expenses                     98,800   139,120      321,066     415,486
 Exploration expenses          198,225    47,000      496,389      47,000
 Dry holes, abandoned and
   impaired properties         108,000    89,106      512,386     320,364
 Depreciation and depletion     46,533    33,143      118,034      95,876
 General and administrative    207,212    92,194      595,949     306,181
                            ----------  --------    ---------   ---------
      TOTAL COSTS
        AND EXPENSES           658,770   400,563    2,043,824   1,184,907
                            ----------  --------    ---------   ---------

      NET LOSS              $ (307,580) $(38,543) $(1,101,832)  $(107,480)
                            ----------  --------   ----------   ---------

      LOSS PER COMMON SHARE $    (0.07) $  (0.02) $     (0.25)     ($0.06)
                            ========== =========  ===========   =========

      WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING     4,419,634 1,907,624    4,419,634   1,907,624
                            ========== =========    =========   =========

KESTREL ENERGY, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 1998 and 1997
(Unaudited)


                                                   March 31,  March 31,
                                                     1998       1997
                                                   ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                         $(1,101,832)$ (107,480)

Adjustments to reconcile net loss to net cash provided (used) by operating activities

Depreciation and depletion                           118,034     95,876
Dry holes, abandoned and impaired properties          37,122    291,544
Gain on sale of property and equipment, net          (10,677)         -
(Increase) decrease in accounts receivable             5,063     15,349
(Increase) decrease in related party receivable     (110,477)         -
(Increase) decrease in other current assets          (20,866)    10,262
Increase (decrease) in accounts payable               63,290     64,036
Increase (decrease) in accrued liabilities               (83)   (19,246)
Increase (decrease) in accounts payable
  related party                                      (23,972)   (28,579)
                                                 ----------- ----------

Net cash provided (used) by operating activities  (1,044,398)   321,762
                                                 ----------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures/acquisition of properties      (334,189)  (837,408)
Proceeds from sale of property and equipment          10,677          -
Redemption of short-term investments                 185,706    446,072
                                                 ----------- ----------
Net cash used by investing activities               (137,806)  (391,336)
                                                 ----------- ----------

CASH FLOWS FROM FINANCING ACTIVITES

Proceeds from exercise of Common stock options         6,250          -
Common stock surrendered by officer                  (21,655)         -
                                                 ----------- ----------
Net cash used by financing activities                (15,405)         -
                                                 ----------- ----------

Net decrease in cash and cash equivalents         (1,197,609)   (69,574)

Cash and cash equivalents at the beginning
  of the period                                    1,524,138    300,399
                                                 ----------- ----------
Cash and cash equivalents at the end of
  the period                                     $   326,529 $  230,825
                                                 =========== ==========

Reduction in joint interest billings from
  sale of assets                                 $         - $   60,905
                                                 =========== ==========


KESTREL ENERGY, INC.
--------------------


NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

     These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

     In the opinion of management, the accompanying interim unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of March 31, 1998, the results of operations for the periods shown in the statements of operations, and cash flows for the periods shown in the statements of cash flows. All adjustments made are of a normal recurring nature.

2.   Use of Estimates

     The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

3.   Earnings (Loss) Per Common Share

     The Company adopted the provisions of SFAS No. 128, Earnings Per Share, effective December 15, 1997. SFAS 128 provides for the computation of basic and diluted earnings (loss) per share. For the nine and three months ended March 31, 1998 and 1997, basic loss per common share was computed by dividing the loss for the period by the
     weighted average number of shares outstanding.   Options to purchase
     625,616 and 612,500 shares of common stock at prices ranging from $1.31 to $4.00 and from $1.25 to $4.00 were outstanding at March 31, 1998 and March 31, 1997, respectively, but not included in the computation of diluted loss per share because the effect of the assumed exercise of these stock options as of the beginning of the period would have an antidilutive effect on the computation of diluted loss per share. These options expire at various dates from 2002 to 2007.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



                      LIQUIDITY AND CAPITAL RESOURCES
                      -------------------------------

At March 31, 1998, the Company had working capital of $3,730,515. This compares to the Company's working capital of $451,645 as of March 31, 1997.

Net cash used by operating activities was $1,044,398 for the nine months ended ending March 31, 1998, a decrease of $1,366,160 over net cash provided of $321,762 for the same period in 1997. Operating cash flows decreased during the period due to lower oil and gas revenue and higher total expenses. The results for the nine months ended March 31, 1998 reflect the significantly increased expenditures on the Company's exploration activities following its acquisition of the Ampolex properties in the San Joaquin Basin.

The Company's accounts receivable decreased $5,063, or 3%, to $157,045 during the period as compared to a decrease of $15,349, or 9%, during the comparable period in 1997. The decrease in receivables from the $162,108 outstanding a year ago is primarily due to lower oil prices. Related party receivables increased $110,477 to $239,466, or 85%, reflecting amounts due the Company from its co-venturer in the San Joaquin Basin. Other assets increased $20,866, or 241%, to $29,512 during the period, which increase is attributable to the prepayment of insurance premiums and the recent acquisition of computer software, which at March 31, 1998, had not been placed in service at a cost of approximately $18,000. The Company's total accounts payable increased $39,318, or 20%, to $228,331 during the period versus an increase of $64,036, or 81% a year ago. The overall increase in accounts payable is attributable to increased costs associated with the San Joaquin Joint Venture incurred during the period but not paid by March 31, 1998. The Company's accrued liabilities decreased $83 to $17,087 for the period ended March 31, 1998. This compared to a decrease of $19,246 to $17,170, or 49%, for the same period a year ago. All other factors affecting operating cash flows were not material.

Net cash flow used by investing activities was $137,806, for the nine months ended March 31, 1998, versus cash used of $391,336 for the same period in 1997, a $253,530 change. The decrease in cash flow used in investing activities was attributable to redemptions by the Company of short-term investments in the amount of $185,706, land acquisitions in the San Joaquin Basin of approximately $151,500, completion costs incurred on the Gallion #6 in Oklahoma of $12,000, completion costs on the Cab Hughes #5 of $130,000, purchases of computers and software of $25,000, as well as costs expended on various properties amounting to approximately $14,000. The Company also sold well equipment from the abandoned Kuehne Ranch Unit for $10,677.

Cash flow used in financing activities was $15,405 for the nine months ended March 31, 1998. Proceeds from the exercise of stock options amounted to $6,250, and 5,974 shares of the Company's stock were surrendered to the Company to satisfy withholding taxes of $21,655 payable as a result of a stock option exercise.

No cash was provided from or used by financing activities during the nine months ended March 31, 1997.



                           RESULTS OF OPERATIONS
                           ---------------------

Third Quarter Results
---------------------

The Company reported a loss of $307,580, or 7 cents per share, for the three month period ended March 31, 1998. This compares with a net loss of $38,543, or 2 cents per share, for the same period a year ago. The loss in the current period is a result of lower oil and gas revenue, largely attributable to sharply lower oil prices coupled with higher expenses from the Company's expanded exploration program.

The Company's revenues for the three month period ended March 31, 1998 were $351,190 compared to $362,020 during the same period of 1997, a decrease of $10,830, or 2%. Revenue from oil and gas sales was $246,656 for the period ended March 31, 1998, a decrease of $66,648, or 21%, as compared to $313,304 for the same period in 1997. The decrease in oil and gas revenues was a result of significantly lower oil prices and slightly lower sale volumes. The West Texas Intermediate price per barrel of crude oil has declined approximately 17% from approximately $17.50 bbl a year ago to $14.50 bbl at March 31, 1998. Interest income increased $31,184 to $40,063 from $8,879 a year ago. The increase in interest income is attributable to earnings from the Company's short-term investments. Other income increased $64,326 to $64,471 for the quarter ended March 31, 1998. This increase reflects the reimbursement of overhead costs relating to the San Joaquin Joint Venture by our joint venture partner. Overhead reimbursements are expected to be lower in future periods.

The Company's total expenses increased $258,207, or 64%, to $658,770 as compared to $400,563 a year ago. The increase in overall expenses is due to the increased exploration activity by the Company since its acquisition of the San Joaquin Basin properties in March of 1997. Exploration expenses increased $151,225, or 321,% to $198,225, and include geological and geophysical costs, delay rental expenses on leases acquired by the Company, and costs to evaluate properties not currently held by the Company. The Company had $47,000 in exploration costs in the prior period.

Production and operating expenses decreased $40,320, or 28%, to $98,800 versus $139,120 for the same period a year ago. The decrease in production and operating expenses was primarily due to lower costs incurred on the Pierce Unit in Wyoming and the elimination of expense for the abandoned Kuehne Ranch Unit.

Dry holes, abandoned and impaired properties increased $18,894 to $108,000 from $89,106 a year ago. For the quarter, dry hole costs were $108,000 relating to the Greer #1 and Janus #1 wells. The Company participated in the drilling of the Greer #1 and Greer Side-track wells on the West Lemore Prospect in the San Joaquin Basin of California in November, 1997. Both wells were abandoned as dry holes at a combined cost of $351,576, including approximately $314,500 recorded during the Company's second quarter. The Company continues to evaluate the West Lemore Prospect for future drilling opportunities. The Company also participated in the drilling of the Janus #1 in the WA-254-P Prospect in Western Australia. That well was abandoned as a dry hole in January, 1998 at a cost to the Company of approximately $58,600. The Company also impaired certain international permits with a cost of $12,374.

General and administrative costs increased $115,018, or 124%, to $207,212 as compared to $92,194 for the same period a year ago. The increased activity level of the Company since its acquisition of the San Joaquin exploration properties has required the Company to expand its land, engineering and accounting departments. The Company has, in some cases, hired new employees or has contracted for those services with third parties. Additionally, insurance costs, travel, and investor relations expenses rose during the period. Approximately $20,000 of the increase related to the Company's annual meeting and related shareholder costs, which were incurred in the second quarter in fiscal 1997. Assuming no change in current exploration activity levels, the Company expects a comparable level of general and administrative expenses in the future.



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

ITEM 1.        LEGAL PROCEEDINGS
                      Not applicable

ITEM 2.        CHANGES IN SECURITIES
                      Not applicable

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
                      Not applicable

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      At the Company's annual meeting of shareholders
               convened on March 31, 1998 and, after an adjournment, concluded on April 16, 1998, in Denver, Colorado, the Company's shareholders elected Timothy L. Hoops, Robert J. Pett, Mark A. Boatright, John T. Kopcheff, Kenneth W. Nickerson, and Mark A. E. Syropoulo to the Company's Board of Directors. The shareholders also approved KPMG Peat Marwick LLP as the Company's independent certified public accountants and auditors for the year ending June 30, 1998, and approved certain amendments to the nonqualified stock option plan designed to conform with recent amendments to SEC Rule 16b-3, to permit greater flexibility in the administration of the plan, and to increase the number of shares reserved under the plan to 1,000,000 from 750,000.

                      There were 4,419,634 shares of the Company's Common
               Stock issued and outstanding, of which 4,419,634 were entitled to vote at the meeting. Of that number, 2,933,173 were present in person or by proxy at the meeting. With respect to the election of directors, the votes were as follows: Mr. Hoops - 2,930,257 shares in favor, 2,916 withheld; Mr. Pett - 2,930,257 shares in favor, 2,916 withheld; Mr. Boatright - 2,930,257 shares in favor, 2,916 withheld; Mr. Kopcheff - 2,930,257 shares favor, 2,916 withheld; Mr. Nickerson - 2,930,257 shares in favor, 2,916 withheld: and Mr. Syropoulo - 2,930,257 shares in favor, 2,916 withheld. The selection of KPMG Peat Marwick LLP received a vote of 2,931,113 shares for, 470 against and
               1,590 abstaining.   The amendments to the nonqualified
               stock option plan were approved, with 2,581,997 shares for, 26,846 against, 11,957 obstaining, and 312,373 not voted.

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


                                        KESTREL ENERGY, INC.
                                        ------------------------------
                                        (Registrant)


Date:  May 15, 1998                     /s/TIMOTHY L. HOOPS
       ------------                     ------------------------------
                                        Timothy L. Hoops
                                        President, Principal Executive
                                        Officer, and Director


Date:  May 15, 1998                     /s/MARK A. BOATRIGHT
       ------------                     ------------------------------
                                        Mark A. Boatright
                                        Vice President - Finance,
                                        Principal Financial and Accounting
                                        Officer, and Director

                               EXHIBIT INDEX


No.       Description                   Method of Filing
---       -----------                   ----------------

27        Financial Data Schedule       Filed herewith electronically