Form 10-K405
period 1998-06-30
KESTREL ENERGY INC
filed 1998-10-07
CIK 312842

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

(Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended June 30, 1998 or

[   ]     Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

Commission File No:  0-9261

                           KESTREL ENERGY, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


                 Colorado                           84-0772451
         -----------------------        ----------------------------------
         State of Incorporation:        I.R.S. Employer Identification No.

      999 - 18th Street, Suite 2490
             Denver, Colorado                         80202
 ----------------------------------------           ----------
 (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (303) 295-0344

Securities registered pursuant to Section 12(b) of the Act:

                                   None

Securities registered pursuant to Section 12(g) of the Act:

                            TITLE OF EACH CLASS
                        --------------------------
                        Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             [X]  Yes [ ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At August 31, 1998 4,444,000 common shares (the registrant's only class of voting stock) were outstanding. The aggregate market value of the 3,227,869 common shares of the registrant held by nonaffiliates on that date (based upon the mean of the closing bid and asked price on the NASDAQ system) was $1,613,935.




                             TABLE OF CONTENTS

PART I                                                                 3
   ITEM 1.  BUSINESS.                                                  3
      General Description of Business                                  3
      Recent Activities                                                3
      Operations and Policies                                          4
   ITEM 2.  PROPERTIES                                                 5
      Oil and Gas Interests                                            5
      Royalty Interests Under Producing Properties                     5
      Permit Obligations                                               6
      Drilling Activities                                              9
      Farmout Agreements                                               9
      Oil and Gas Production, Prices and Costs                        10
      Customers                                                       10
      Office Facilities and Administrative Services                   10
   ITEM 3.  LEGAL PROCEEDINGS                                         11
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       11

PART II                                                               11
   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS                                       11
      Outstanding Shares of Common Stock                              11
      Stock Price                                                     11
      Dividend Policy                                                 11
   ITEM 6.  SELECTED FINANCIAL DATA                                   12
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                      12
      Liquidity and Capital Resources                                 12
      Results of Operations                                           15
   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK                                                     17
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               17
      Financial Statements                                            17
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                       17

PART III                                                              17
   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS  OF THE REGISTRANT      17
   ITEM 11.  EXECUTIVE COMPENSATION                                   17
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT                                               17
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           17

PART IV                                                               17
   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K                                              17

SIGNATURES                                                            20


                                  PART I
                                  ------

ITEM 1.  BUSINESS.

GENERAL DESCRIPTION OF BUSINESS

Kestrel Energy, Inc. (the "Company") was incorporated under the laws of the State of Colorado on November 1, 1978. The Company's principal business at this time is the acquisition, either alone or with others, of interests in proved developed producing oil and gas leases, and exploratory and developmental drilling. The Company has pursued an aggressive exploration program over the last few years, which it plans to continue during fiscal 1999.

The Company presently owns oil and gas interests in the states of California, Colorado, Kansas, Louisiana, New Mexico, Oklahoma, South Dakota, Texas, and Wyoming.

The Company has also acquired farm-in interests in Production Prospecting License PPL 106 and PPL 202 in Papua New Guinea and Exploration Permit EP 325, EP 359, WA-254-P, WA-261-P, ATP 593 and ATP 560P in Australia. The Company, through its affiliation with Victoria International Petroleum N.L., has earned farm-in interests ranging from 2% to 5% in various wells on the prospects listed above. The Company earns the farm-in interest by contributing to the costs of drilling a well on the prospect. To date, the Company has earned: (i) a 2.5% working interest in PPL 106 in Papua New Guinea; (ii) a 5% working interest in PPL 202 in Papua New Guinea;
(iii) a 3.75% working interest in EP 359; (iv) a 2.5% working interest in WA-254-P in Western Australia; (v) a 2.5% working interest in WA-261-P in Western Australia; (vi) a 2% interest in EP 325 in Western Australia;
(vii) a 3% interest in Authority to Prospect (ATP) 560P in Queensland; and
(viii) a 3% working interest in ATP 593, Heather Downs Block, respectively. The Company believes that the international permits diversify its drilling program. The Company's obligations relating to the international permits are more fully described in Item 2, Properties, under Permit Obligations.

On the domestic front, the Company through its wholly owned subsidiary, Kestrel Energy California, Inc., acquired a 50% working interest in certain petroleum leases in California's San Joaquin Basin in March of 1997. This acquisition totaled 9,000 acres net to Kestrel, seismic data covering 16,000 miles, well data from 3,800 wells as well as technical interpretations of that information from Ampolex (USA), Inc.

RECENT ACTIVITIES

The Company participated in drilling two wells during the fourth quarter of fiscal 1998. Both wells were drilled in the San Joaquin Basin in California. The Dewey #1 was drilled in April, 1998 and was abandoned as a dry hole at an approximate cost to the Company of $92,800. The Sylvester #1 was drilled in June, 1998 and was abandoned as a dry hole at an approximate cost to the Company of $112,688. The Company successfully completed the Cab Hughes #5 well, Kinta Field, Pittsburg County, Oklahoma in the fourth quarter of fiscal 1998. The Company incurred approximately $236,000 to complete the gas well. The Company also participated in the completion of the CBM 24-15, coalbed methane well, Hilight Field, Campbell County, Wyoming in June, 1998. The Company has incurred approximately $20,500 of costs to date and anticipates additional costs of approximately $40,000 to fully develop the shallow CBM zone in the Hilight Field. The CBM 24-15 increased the Company's proved reserves by 90,000 mcf.

OPERATIONS AND POLICIES

The Company does not limit its consideration of acquisition opportunities to any geographical area. However, the acquisition, development, production and sale of oil and gas acreage are subject to many factors outside the Company's control. These factors include worldwide and domestic economic conditions; proximity to pipelines; existing oil and gas sales contracts on properties being evaluated; the supply and price of oil and gas as well as other energy forms; anticipated prices of oil and gas; the regulation of prices, production, transportation and marketing by federal and state governmental authorities; and the availability of, and interest rates charged on, borrowed funds.

Historically, in attempting to acquire, explore and drill for oil and gas leases, the Company has often been at a competitive disadvantage since it had to compete with many companies and individuals with greater capital and financial resources and larger technical staffs. The Company is attempting to alleviate some of these problems by forming acquisition joint ventures with other companies, including its affiliate parent, Victoria International Petroleum N.L. These joint ventures allow the Company access to more acquisition candidates and enable the Company to share the evaluation and other costs among the venture partners. One recent example is the Company's joint venture with Black Coral, LLC in connection with the development of the Company's recently acquired San Joaquin properties, whereby Black Coral provides ongoing geological and geophysical consulting regarding prospects and potential wells in the San Joaquin Basin.

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

The Company has four full-time employees, including the Company's President, Timothy L. Hoops. The Company also hires outside professional consultants to handle certain additional aspects of the Company's business. With the addition of Black Coral, LLC, the burden on the Company from such outside contractors has substantially increased along with the Company's comparably increased exploration activity, largely in the San Joaquin Basin. Management believes this type of contracting for professional services is the most economical and practical means for the Company to obtain such services at this time.

The Company intends to actively review, select and negotiate for the purchase of producing oil and gas properties, subject to the Company's ability to obtain reasonable and adequate financing for such properties. The Company will also continue to explore for oil and gas by participating in prospects generated by outside parties. Such prospects are often subject to a premium, or promote, to the generating party. The Company is willing to pay these promotes as an alternative to internally generating all of its prospects with Company personnel or consultants. A willingness to consider transactions brought to the Company by third parties affords the Company a wider range of opportunities than could be generated in-house. The Company has agreed to pay to its affiliate, Victoria International Petroleum N.L., a 5% royalty with respect to the Company's working interest in the international permits, acquired by the Company from its affiliate which produce net revenues for the Company. The Company has agreed to pay Black Coral, LLC an overriding royalty based on the net revenue interest received by the Company relating to commercial production of oil or gas on properties developed in the San Joaquin Basin. The overriding royalty could range from 1% to 5%.


ITEM 2.  PROPERTIES.

OIL AND GAS INTERESTS

The following table sets forth information concerning the Company's leasehold interests in developed and undeveloped oil and gas acreage at June 30, 1998.

                             TOTAL                       TOTAL
                    Developed Acreage (1)(2)   Undeveloped Acreage (1)(2)
  State               Gross          Net            Gross          Net
  -----               ------        -----           ------        ------

California               290            44          40,512        16,531
Colorado                 -0-           -0-             -0-           -0-
Kansas                   480            62             -0-           -0-
Louisiana              6,307         1,728             -0-           -0-
New Mexico             2,520         1,456             -0-           -0-
Oklahoma               3,332           415             -0-           -0-
South Dakota             160            20             -0-           -0-
Texas                  1,140            74             -0-           -0-
Wyoming               35,143         3,061           5,370         1,755
                      ------         -----           -----         -----
TOTAL                 49,372         6,860          45,882        18,286

Canada                   640            19             -0-           -0-

Papua New Guinea         -0-           -0-       1,825,577     91,279(3)
Australia                -0-           -0-       2,240,537        63,989


(1) Gross acres are the total acreage involved in a single lease or group of leases. Net acres represent the number of acres attributable to an owner's proportionate working interest in a lease (e.g., a 50% working interest in a lease covering 320 acres is equivalent to 160 net acres).

(2) The acreage figures are stated on the basis of applicable state oil and gas spacing regulations.

(3) If the Papua New Guinea government elects to back in for 22.5%, then net acreage would be reduced to 77,741 acres.


ROYALTY INTERESTS UNDER PRODUCING PROPERTIES

At June 30, 1998 the Company held overriding royalty interests ranging from 0.013% to 9.26% in 116 producing oil and gas wells located on 30,245 gross developed acres in the United States.

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

                                                  Kestrel Share of
                                                  Anticipated Expenditures
Current:                           Work           2.5% Working Interest
-------                            ----           ------------------------

Year 5 (ending January 31, 1999)   One well       $ 70,000
                                                  --------

                                   Total          $ 70,000

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

PPL 202, Papua New Guinea
-------------------------

In March 1998, the Company acquired by application a 5% interest in PPL 202 with the following permit obligations. The Company can withdraw from the permit at the end of the second permit year without penalty.

                                                  Kestrel Share of
                                                  Anticipated Expenditures
Current:                           Work           5% Working Interest
--------                           ----           ------------------------

Years 1&2 (ending March 2, 2000)   Data review
                                   and seismic
                                   reprocessing   $  13,000

Years 3&4 (ending March 2, 2002)   Aeromagnetic
                                   survey and 50
                                   kms seismic    $  85,000

Years 5&6 (ending March 2, 2004)   One well and
                                   data review    $ 400,000
                                                  ---------

                                   Total          $ 498,000

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

At the end of the five-year term, permitees may relinquish the permit or apply for renewal of the permit with a further five-year work program acceptable to the state and 50% relinquishment of the existing permits acreage.

                                                  Kestrel Share of
                                                  Anticipated Expenditures
Current:                           Work           2% Working Interest
--------                           ----           ------------------------

Year 5 (ended January 20, 1998)
(continues in force until          Data review
renewal approved)                  and one well   $ 3,000
                                                  -------

                                   Total          $ 3,000

EP 359 Australia
----------------
                                                  Kestrel Share of
                                                  Anticipated Expenditures
Current:                           Work           3.75% Working Interest
--------                           ----           ------------------------

Year 5 ended November 11, 1996
(permit continues in force until   One well and
renewal approved)                  data review    $ 20,000
                                                  --------

                                   TOTAL          $ 20,000

WA-254-P, Australia
-------------------

                                                  Kestrel Share of
                                                  Anticipated Future
                                                  Expenditures
Current:                           Work           2.5% Working Interest
--------                           ----           ---------------------

Year 5 (ending January 30, 1999)   100 miles
                                   seismic        $   8,000
Year 6 (ending January 30, 2000)   One well       $ 187,500
                                                  ---------
                                   Total          $ 195,500

The permit WA-254-P is an offshore federal permit granted by the commonwealth of Australia under the Petroleum Submerged Lands Act. Permits are granted for a period of 6 years on the basis of a six-year work program, the work program specified on a year by year minimum work commitment basis. The first three-year's work program is mandatory. After completion of the first three-year's work program, permitees can withdraw from the permit at any time once the current year's work program is satisfied and prior to entry into the next year's program.

At the end of the six-year term, permitees may relinquish the permit or apply for a renewal of the permit with a further six-year work program acceptable to the federal commonwealth authority and 50% relinquishment of the existing permits acreage.

WA-261-P, Australia
-------------------

                                                  Kestrel Share of
                                                  Anticipated Future
                                                  Expenditures
Current:                           Work           2.5% Working Interest
--------                           ----           ---------------------

Year 3 (ending January 2, 1999)    Data review    $   5,000
Year 4 (ending January 2, 2000)    100 km 3D
                                   Seismic        $  20,000
Year 5 (ending January 2, 2001)    One well       $  40,000
Year 6 (ending January 2, 2002)    Data review    $   5,000
                                                  ---------

                                   Total          $  70,000

The permit WA-261-P is an offshore federal permit granted by the commonwealth of Australia under the Petroleum Submerged Lands Act. Permits are granted for a period of 6 years on the basis of a six-year work program, the work program specified on a year by year minimum work commitment basis. The first three-year's work program is mandatory. After completion of the first three-year's work program, permitees can withdraw from the permit at any time once the current year's work program is satisfied and prior to entry into the next year's program.

At the end of the six-year term, permitees may relinquish the permit or apply for a renewal of the permit with a further six-year work program acceptable to the federal commonwealth authority and 50% relinquishment of the existing permits acreage.


ATP 560p, Australia
-------------------

                                                  Kestrel Share of
                                                  Anticipated Future
                                                  Expenditures
Current:                           Work           3% Working Interest
--------                           ----           -------------------
Year 4 (ended December 1, 1997)    Data review    $ 1,500
(permit continues in force until                  -------
renewal approved)

                                   Total          $ 1,500

The McIver Block is contained within Authority to Prospect No. 560 for petroleum (ATP 560P). The McIver Block is subject to the following royalties (ORRI) on production: 2% ORRI to Australian Grazing and Pastoral Company Pty. Ltd.; 2% ORRI to Sheri L. Harley.

ATP 593, Heather Downs Block, Australia
---------------------------------------

                                                  Kestrel Share of
                                                  Anticipated Future
                                                  Expenditures
Current:                           Work           3% Working Interest
--------                           ----           --------------------

Year 4 (ending September 30, 1998) Data review    $ 10,000
                                                  --------

                                   Total          $ 10,000

The Heather Downs Block is contained within Authority to Prospect No. 593 for petroleum (ATP 593P). The McIver Block is subject to a 5% ORRI to Victoria Petroleum.

Authorities to Prospect for Petroleum (ATPP) are granted by the State of Queensland for a period of four years in exchange for a four-year exploration expenditure work program on a year by year basis. Permitees may withdraw without penalty from a permit once the current year's work program is satisfied and prior to entry into the next year's work program.

At the end of the three-year term, permitees are required to relinquish 25% of the permit with a further 25% of the permit at the end of the four-year term. Permitees may at the end of the four-year term apply for renewal of the permit with a further four-year work expenditure program acceptable to the state.

Authorities to Prospect for Petroleum are subject to a 10% net interest royalty on production payable to the State of Queensland.

DRILLING ACTIVITIES

The Company has participated in drilling ten wells since June 30, 1997. Eight of the ten wells were dry holes. The unsuccessful wells were the Heather Downs #1 on the ATP-593-P Prospect, Western Australia in July, 1997, the Longhorn #1 on the WA-261-P Prospect, Western Australia in August, 1997, the Daisy 31-26 on the Goose Lake Prospect in Kern County, California in August, 1997, the Greer #1 and Greer Side-track on the West Lemore Prospect in California in November, 1997, the Janus #1 on the WA-254-P Prospect in Western Australia in January, 1998, the Dewey #1 on the Goose Lake Prospect in California in April, 1998 and the Sylvester #1 on the Goose Lake Prospect in California in June, 1998. The Company successfully completed the Cab Hughes #5, Kinta Prospect, in Oklahoma in April, 1998, and is in the process of completing the CBM 24-15 well in the Hilight Prospect, Campbell County, Wyoming.

Kestrel and its subsidiaries owned interests in net exploratory and net development wells for the years ended June 30, 1998, 1997 and 1996 as set forth below. This information does not include wells drilled under farmout agreements.


                          United States                Australia
                    -------------------------  -------------------------
                    6/30/98  6/30/97  6/30/96  6/30/98  6/30/97  6/30/96

Net Exploratory Wells: (1)
  Dry (2)             2.50      -        -       0.02      -       0.07
  Productive (3)
                      2.50      -        -       0.02      -       0.07
====                  ====     ====     ====     ====     ====

Net Development Wells: (1)
  Dry (2)              -        -        -        -        -        -
  Productive (3)      0.88     0.34     0.03      -        -        -
                      ----     ----     ----     ----     ----     ----

                      0.88     0.34     0.03      -        -        -
                      ====     ====     ====     ====     ====     ====

(1) A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.
(2) A dry well (hole) is a well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.
(3) Productive wells are producing wells and wells capable of production, including wells that are shut-in.

FARMOUT AGREEMENTS

Under a farmout agreement, outside parties undertake exploration activities using prospects owned by Kestrel. This enables the Company to participate in the exploration prospects without incurring additional capital costs, although with a substantially reduced ownership interest in each prospect.

For June 30, 1998, two exploratory wells were drilled under farmout agreements. Both wells were dry holes.

OIL AND GAS PRODUCTION, PRICES AND COSTS

As of June 30, 1998, the Company had a royalty and/or working interest in 83 gross (12.77 net) wells that produce oil only, 25 gross (3.45 net) wells that produce gas only, and 242 (8.91 net) wells that produce both oil and gas. All wells that produced gas were connected to pipelines.

For information concerning the Company's oil and gas production, estimated oil and gas reserves, and estimated future cash inflows relating to proved oil and gas reserves, see Note 7 to the financial statements included in
Item 8 of this Report. The reserve estimates for the reporting year were prepared by Reed Ferrill of Ferrill & Associates, an independent petroleum engineer. The Company did not file any oil and gas reserve estimates with any federal authority or agency during its fiscal year ended June 30, 1998.

For the year ended June 30, 1998, the Company's average operating cost (including taxes and marketing) per barrel of oil equivalent (BOE) (converting gas to oil at 6:1) was $5.75. The average operating cost per BOE on an equivalent basis for fiscal years 1997 and 1996 was $7.13 and $6.94, respectively. The average sales price per barrel of oil sold was $14.63 for 1998, $21.86 for 1997, and $18.65 for 1996. The average sales price per mcf of gas sold was $1.78 for 1998, $2.22 for 1997, and $1.60 for 1996.

CUSTOMERS

During fiscal year 1998, the Company had three major customers, Oxley Petroleum, Inc., Saba Energy and Eighty-Eight Oil Company. Sales to these customers accounted for 19%, 16% and 10% respectively, of oil and gas sales in 1998. The Company does not believe that it is dependent on a single customer. The Company has the option at most properties to change purchasers if conditions so warrant.

OFFICE FACILITIES AND ADMINISTRATIVE SERVICES

The Company's executive offices are currently located at 999 18th Street, Suite 2490, Denver, Colorado 80202 which is comprised of approximately 3,953 square feet, at an annual rate of $38,891.80. The Company's current lease obligation expires February 28, 2003.


ITEM 3.  LEGAL PROCEEDINGS.

The Company is not a party to, nor is any of its property subject to, any material pending legal proceedings. The Company knows of no material legal proceedings contemplated or threatened against it.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                                  PART II
                                  -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

OUTSTANDING SHARES OF COMMON STOCK

The Company's common stock trades over-the-counter on the NASDAQ SmallCap Market under the symbol "KEST." At June 30, 1998 the Company had
4,431,000 shares outstanding. At June 30, 1998, the Company had approximately 1,300 shareholders of record, although the Company believes that there are more beneficial owners of its stock, the number of which is unknown.

STOCK PRICE

These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

     Fiscal Year June 30, 1997                          Sales Price
                                                        -----------
                                                    High           Low
                                                   -----          -----

     First Quarter                                  $4.50          $1.00
     Second Quarter                                  2.50            .94
     Third Quarter                                   2.88           1.13
     Fourth Quarter                                  3.13           1.75

     Fiscal Year June 30, 1998                          Sales Price
                                                        -----------
                                                    High           Low
                                                   -----          -----

     First Quarter                                  $4.13          $1.94
     Second Quarter                                  2.63            .94
     Third Quarter                                   1.69           1.00
     Fourth Quarter                                  1.56            .72

DIVIDEND POLICY

While there are no covenants or other aspects of any finance agreements or Bylaws that restrict the declaration or payment of cash dividends, the Company has not paid any dividends on its common stock and does not expect to do so in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA.

The summary of selected financial data for the Company for its last five fiscal years is as follows:

                                    Years ended June 30,
                     1998       1997       1996       1995       1994
                  ---------- ---------- ---------- ---------- ----------

Oil and Gas Sales   $895,017 $1,278,502 $1,198,795 $1,334,667 $  706,337
Total Revenue      1,204,261  1,420,056  1,268,456  1,397,775    730,413
Net Income
   (Loss)        (2,018,692)(1,312,365)  (160,231)(1,119,133)        928

Income (Loss) per
   Share                (.46)      (.56)      (.08)      (.64)         *

At June 30,
Total Assets       5,560,022  7,638,626  4,115,211  4,287,984  4,044,086
Long-term Debt          -          -          -          -       600,000
Stockholders'
  Equity           5,398,346  7,432,443  3,964,708  4,072,225  3,226,022

     *    Less than .01 per share


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     Working Capital and Cash Flows: Net working capital at June 30, 1998, was $3,137,982 compared to working capital of $5,026,785 on June 30, 1997 and working capital of $1,009,113 at June 30, 1996. The decrease in working capital of $1,888,803 for the current year ended June 30, 1998 was a result of lower operating cash flows and capital expenditures. The increase in working capital of $4,017,672 from June 30, 1996 to 1997 was a result of a private placement of the Company's stock in May 1997, less amounts expended on drilling and operating activities.

Net cash used by operating activities totaled $1,654,630 for fiscal year 1998 as compared to cash provided by operating activities of $35,143 for fiscal 1997, a decrease of $1,689,773. The decrease was a result of lower oil and gas revenues coupled with substantially higher dry hole and exploration costs resulting from the Company's emphasis on exploration during the year. Net cash provided by operating activities totaled $35,143 for fiscal year 1997 as compared to cash used by operating activities of $28,380 for fiscal 1996, an increase of $63,523. The increase was a result of higher oil and gas revenues, and overall revenues, despite higher operating and general and administrative expenses.

Net cash provided by investing activities was $518,091 in 1998 as compared to $3,522,504 used in 1997. During the fiscal year ended June 30, 1998, $575,056 was used to purchase producing and non-producing leasehold interests and fixed assets. Non-producing leasehold purchases included $184,000 to acquire various leasehold interests in the San Joaquin Basin, approximately $26,000 to acquire additional interests in the Pierce Unit in Campbell County, Wyoming and $18,000 to commence development of the Kaye Unit in Converse and Niobrara Counties, Wyoming. Approximately $288,000 was used to acquire well equipment on various wells, complete the Cab Hughes #5 and Gallion #6 in Oklahoma and to complete the Scribner 11-10 and the CBM 24-15 in Wyoming. The Company also spent $59,000 to acquire computers, accounting software and furniture for use in its expanded operations in fiscal 1998. For the fiscal year ended June 30, 1998, the Company sold short-term investments of $1,078,256 versus purchases of short-term investments of $2,764,253 and $348,360 for fiscal years 1997 and 1996, respectively. The change in short-term investments reflects the Company's deployment of its excess cash to facilitate the exploration program. Proceeds from the sale of property amounted to $14,891 for fiscal 1998 as compared to proceeds of $77,946 and $60,879 for fiscal 1997 and 1996, respectively. Net cash used by investing activities was $3,522,504 in 1997 as compared to $500,076 used in 1996. During the fiscal year ended June 30, 1997, $836,197 was used to purchase producing and non-producing leasehold interests and fixed assets. The Company also purchased short-term investments in the amount of $2,764,253 with its excess cash in 1997 as compared to investment purchases of $348,360 in 1996. Property acquisitions in 1997 included $714,000 to acquire non-producing leasehold interests in the San Joaquin Basin from Ampolex (USA), Inc., and approximately $88,000 to acquire well equipment on various wells and to commence the drilling of two offset wells, the Gallion #6 in Oklahoma, and the Scribner 11-10 in Wyoming. The Company spent $34,000 to acquire computers, software and related equipment in 1997. During the fiscal year ended June 30, 1996, $212,595 was used to purchase producing and non-producing leasehold interests and fixed assets. The expenditures included the purchase of a 20% working interest in the Boos Unit, Campbell County, Wyoming, and additional investments in various Australian prospects, including WA-254-P and EP 325, and PPL 106 in Papua, New Guinea. Proceeds from sale of assets were $77,946 for the fiscal year ended June 30, 1997. The Company sold its 20% working interest in the Boos Unit, Campbell County, Wyoming for approximately $9,000 in June. All other proceeds were related to the sale of well equipment on the Kuenhe Ranch and Pierce Unit properties. Proceeds from assets sales for 1996 were $60,879, consisting of sales of used well equipment, and the sale of the Company's interests in the Sam Acola lease in Texas and the Royal Federal 35-7 on the North Adon leasehold in Wyoming.

Cash used by financing activities in 1998 was $15,405 as compared to cash provided of $4,711,100 last year. The use of cash reflects $6,250 received by the Company relating to stock option exercises by officers of the Company in August, 1997 and $21,655 worth of stock purchased from an officer to complete the stock option exercise and to satisfy withholding taxes payable as a result of a stock option exercise. Cash provided by financing activities was $4,711,100 in 1997 as compared to $52,714 in 1996. The increase in cash from financing activities was a result of the Company's private placement of 2,502,000 shares of its common stock at $2.00 per share less offering and related expenses. Approximately $41,625 of the cash provided in 1996 was attributable to the payment to the Company of the short-term gain realized by an affiliate on the sale of shares of the Company's stock held less than six months. Additional proceeds from the issuance of common stock in the amount of $11,089 were received by the Company in 1996 pursuant to the exercise of stock options under the Company's Nonqualified Stock Option Plan.

The Company has capital commitments of approximately $117,500 for the fiscal year ending June 30, 1999, as described more fully under Permit Obligations on Pages 6-8. These commitments may increase if operators of various permits and prospects propose additional exploration or development projects. Commitments can also be less if the Company elects to withdraw or reduce its interest in a permit. The Company, through its wholly owned subsidiary, Kestrel Energy California, Inc., has entered into a contract with Black Coral, LLC, in which Black Coral will provide ongoing geological and geophysical consulting with regard to an Area of Mutual interest located in the San Joaquin Basin in California. The contract term is for a period of one year ending September 30, 1998. The parties have verbally agreed to continue that agreement on a month to month basis until they formalize a written agreement. The Company's share of Black Coral, LLC consulting costs for the fiscal year ending June 30, 1999 is anticipated to be approximately $144,000.

     Stockholders' Equity: Stockholders' equity decreased $2,034,097, or 27%, to $5,398,346 at 1998 fiscal year end from a year earlier. The decrease is attributable to the net loss incurred by the Company for the year. Stockholders' equity increased $3,467,735, or 87%, to $7,432,443 for the fiscal year ended June 30,1997. The increase was primarily a result of the private placement of stock during the year offset by the net loss incurred during the year.

     Debt Obligations: The Company had no long-term debt at June 30, 1998, 1997 and 1996.

     Reserves and Future Cash Flows: For the fiscal year ended June 30, 1998, the Company's proved oil reserves decreased approximately 45,000 bbls. to 222,000 bbls., or 17%, from 267,000 a year ago. The Company's proved gas reserves decreased 1,134 Mmcf from 4,617 Mmcf in 1997 to 3,483 Mmcf in 1998, a 25% decrease. The decrease in proved reserves is attributable to revisions of previous quantity estimates, production, and lower oil and gas prices for the fiscal year ended June 30, 1998. For the fiscal year ended June 30, 1997, the Company's proved oil reserves decreased approximately 213,000 bbls. to 267,000 bbls., or 44%, from year ago levels of 480,000 bbls. The Company's proved gas reserves decreased 283 Mmcf from 4,900 Mmcf in 1996 to 4,617 Mmcf in 1997, a 6% decrease.
The decreases in proved reserves is attributable to revisions of previous quantity estimates, production and changes in oil and gas prices for the fiscal year ended June 30, 1997.

The Company's undiscounted net future cash flows have been estimated by Ferrill & Associates, an independent petroleum engineering firm, to be approximately $4,697,000 as of June 30, 1998. This compares to $8,281,000 in 1997 and $9,300,000 in 1996. The decrease in the current year is a result of revisions of previous quantity estimates reflecting significantly lower oil and gas prices. The decrease in 1997 versus 1996 was a result of revisions of previous quantity estimates.

     Gas Balancing: The Company at June 30, 1998 was underproduced by approximately 13,000 mcf. At June 30, 1997, the Company was underproduced approximately 31,000 mcf. The Company was underproduced by 33,000 mcf of gas at June 30, 1996. These amounts are reflected in the reserves and estimated net future cash flows.

     Natural Gas Sales Contracts: The Company's gas production is generally sold under short term contracts with pricing set on current spot markets with adjustments for marketing and transportation costs. All contracts are cancelable within 30-90 days notice by the Company. The Company has no contracts that are based on a fixed natural gas price.

     Net Operating Loss and Tax Credit Carryforwards: At June 30, 1998, the Company estimated that, for United States federal income tax purposes, it had consolidated net operating loss carryforwards of approximately $7,315,000. The utilization of approximately $1,695,000 of these carryforwards are limited to an estimated $80,000 annually. Of the balance of the loss carryforwards, $1,900,000 are limited to the extent of future taxable income generated by the Company's subsidiary, Victoria Exploration, Inc., and $3,720,000 is available to offset any future taxable income of the Company. If not utilized, the net operating loss carryforwards will expire during the period from 1999 through 2013.

     Year 2000 Compliance: The Company has conducted a review of its computer systems to identify software that could be affected by the "Year 2000" issue which results from computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, possibly resulting in a major system failure or miscalculations. Since 1997, the Company has updated all of its computer hardware and software to be Year 2000 compliant. Although the Company believes it has identified the internal Year 2000 issues which might impact its operations, no assurance can be given that all such issues have been identified or will be corrected. Additionally, no assurances can be given that the Company's vendors, banks or other third parties will not experience Year 2000 issues, which may have a significant impact on the Company's operations. The Company plans to work with its most significant vendors and consultants to ensure that they do not encounter Year 2000 problems that affect their work for the Company.

     Accounting Policies: In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement was effective for financial statements for fiscal years beginning after December 15, 1996. Under SFAS No. 121 the Company is required to review long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount for an asset may not be recoverable. The Company must also estimate the future cash flows expected to result from the use of such assets and their eventual disposition. Future cash flows are future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company is required to recognize an impairment loss in accordance with SFAS No. 121. The Company adopted SFAS No. 121 as of July 1, 1997 and has recorded a provision for impairment of its proved oil and gas properties of approximately $25,000 and $841,000 for the years ended June 30, 1998 and 1997, respectively.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), was issued by the Financial Accounting Standards Board in October 1995. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. The Company has included the disclosures required by SFAS No. 123 in the notes to its financial statements. See Note 4 to the financial statements.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128") which was effective for years ending after December 15, 1997. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The Company has adopted SFAS No. 128 for the year ending June 30, 1998. The effect of such adoption did not have any effect on the earnings (loss) per share of the Company.

RESULTS OF OPERATIONS

Fiscal 1998 vs. Fiscal 1997
---------------------------

     Net Earnings:   The Company reported a loss of $2,018,692 in fiscal
1998 compared to a loss of $1,312,365 in 1997, an increase of $706,327. The increase in loss is attributable to lower oil and gas revenues and to higher dry hole and exploration expenses.

     Revenue:   Total revenues decreased in fiscal 1998 by $215,795, or
15%, to $1,204,261 versus $1,420,056 in 1997. The decrease in overall revenues was a result of lower oil and gas revenues, despite higher interest income and overhead recovery from the Company's San Joaquin Joint Venture partner.

Revenue from oil and gas sales decreased $383,485, or 30%, to $895,017 from $1,278,502 a year ago. The decrease in revenues was a result of lower oil and gas prices as well as lower sales volumes for oil. Average prices per barrel of oil decreased 33% to $14.63 from $21.86 a year ago. Average prices received per mcf of gas decreased 20% to $1.78 versus $2.22 a year ago. Sales volumes for oil decreased 15% to 28,000 from 33,000 a year ago. Sales volumes for gas increased 10% to 276 mmcf from 251 mmcf a year ago.

     Lease Operating Expenses:   Lease operating expenses decreased
$106,074, or 20% to $427,046 from $533,120 a year ago. The decrease in lease operating expense is attributable to lower production taxes resulting from the decline in oil and gas revenues and lower operating costs on the Pierce and Kuehne Ranch Units. Lease operating costs on a BOE (barrel of oil equivalent) decreased 19% to $5.75 from $7.13 a year ago.

     Exploration Expenses:   Exploration expenses increased $432,622, or
224%, to $625,533 from $192,911 in 1997. The increase in exploration expense reflects the Company's emphasis in fiscal 1998 on exploration of new oil and gas reserves. The increase was a result of higher geological and geophysical costs as well as higher delay rentals paid on exploration acreage.

     Dry Holes, Abandoned and Impaired Properties:   Dry hole costs were
$681,046 for fiscal 1998. The Company participated in drilling eight wells that were abandoned as dry holes in fiscal 1998. In the San Joaquin Basin of California, the Company incurred dry hole costs on the Daisy 31-26 of $64,200, the Greer #1 and Greer Sidetrack of $352,638, the Dewey #1 of $92,800 and the Sylvester #1 of $112,688. Internationally, the Company participated in three wells which were abandoned as dry holes. In July 1997, the Company drilled the Heather Downs #1 and in August 1997 the Company participated in the Longhorn #1, both in Western Australia. Both wells were dry holes at no cost to the Company by virtue of a carried interest in the drilling. The Company also participated in the Janus #1 in Western Australia in January, 1998. The well was abandoned as a dry hole at a cost to the Company of approximately $58,600. There were no dry hole costs for fiscal 1997. Abandonment costs increased $353,099, or 346%, to $455,028 from $101,929 a year ago. The increase is a result of the Company's decision to abandon some leaseholds in the San Joaquin Basin, which are no longer a part of the Company's exploration strategy. Impairment expense decreased $822,242, to $75,010 from $897,252 a year ago. The decrease was attributable to lower impairment expense under SFAS No. 121, which amounted to $25,500 in fiscal 1998 versus $841,262 in 1997. The remaining impairment expense of $49,500 related to various international permits.

     General and Administrative Expense:   General and administrative
expenses increased $159,938, or 26%, to $768,216 as compared to $608,278 a year ago. The increase in general and administrative expenses is due to expanded land, engineering, and accounting departments to facilitate the higher exploration activity level of the Company during fiscal 1998, as well as higher public relations costs.

Fiscal 1997 vs. Fiscal 1996
---------------------------

     Net Earnings: The Company reported a loss of $1,312,365 in fiscal 1997 compared to a loss of $160,231 in 1996, an increase of $1,152,134. The increase in loss was attributable to impairment and abandonment costs of $999,181, higher exploration expenses, and an increase in general and administrative expenses, as described below. Of the $999,181 recorded as abandonment or impaired property expense for 1997, approximately $953,000 was non-cash and therefore had no effect on that year's working capital. The Company also recorded $69,000 in non-cash public relations expense as required by SFAS No. 123, because the Company issued stock options to various consultants for services. Excluding these non-cash expenses, the Company lost $290,365 in fiscal 1997 from operations as a result of its materially increased exploration activity.

     Revenue: Total revenue increased in fiscal 1997 by $151,600, or 12%, to $1,420,056 versus $1,268,456 in 1996. The increase in revenues was associated with higher average oil and gas prices, increased interest income and higher gains attributed to property sales.

Revenue from oil and gas sales was $1,278,502 in 1997, an increase of $79,707, or 7%, from the $1,198,795 recorded in 1996. Sales volumes decreased for both oil and gas during 1997 to 33,000 bbls. of oil and 251 mmcf of gas from 41,000 bbls. of oil and 273 mmcf of gas in 1996. Average prices per barrel of oil increased 17% to $21.86 from $18.65 in 1996. Average prices received per mcf of gas increased 39% to $2.22 versus $1.60 in 1996.

     Lease Operating Expenses: Lease operating expenses decreased $60,812, or 10%, to $533,120 from $593,932 in the previous year. The decrease in lease operating expenses was a result of lower expenses on the Pierce Unit in Wyoming and the Kuehne Ranch Unit. Lease Operating costs on a BOE (barrel of oil equivalent) increased 3% to $7.13 from $6.94 in 1996, despite lower lease operating expenses, due to lower BOE's in 1997.

     Exploration Expenses: Exploration expenses increased $188,356 to $192,911 from $4,555, a year ago. The increase in exploration costs is attributable to the Company's exploration program in the San Joaquin Basin in California, which began in March, 1997. The Company incurred geological and geophysical costs to identify various prospects for future drilling. Exploration costs in 1996 were attributable to the payment of delay rentals by the Company on various leaseholds held by the Company.

     Dry Holes, Abandoned and Impaired Properties: No dry hole costs were recorded in 1997 versus $135,448 in 1996. Abandonment costs increased $83,447 to $101,929 from $18,482 in 1996. The Company abandoned the EP 367 Permit in Australia at a cost of $51,068, various non-producing leaseholds domestically at a cost of $15,000 and incurred abandonment expense relating to the N.E. Kuehne Ranch Field of $36,000. Impairment expense increased $848,435 to $897,252 from $48,817 in 1996. The Company adopted SFAS No. 121 in July, 1997 and accordingly, recorded a provision for impairment of its proved oil and gas properties of $841,262. The remaining impairment expense of $55,990 related to various international permits. Included in the $897,252 of impairment expense in 1997 was the write down of the Pierce Waterflood project in Wyoming at a cost of $454,000.

     General and Administrative Expense: General and administrative expenses increased $170,884, or 39%, to $608,278 in 1997 versus $437,394 in 1996. Included in the increased general and administrative expenses was $69,000 of non-cash expense for common stock and options issued for services. The increase in general and administrative expense was a result of higher public relations expense, higher travel expense relating to the California properties, higher professional fees, and higher employee costs.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not invest in or hold market risk sensitive or interest rate sensitive instruments. The only currency exchange rate risk borne by the Company is minimal, stemming from the Company's obligations to fund its international drilling in Australian dollars.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          See pages F-1 through F-17 for this information.



                       INDEPENDENT AUDITORS' REPORT



THE BOARD OF DIRECTORS AND STOCKHOLDERS
KESTREL ENERGY, INC.:

We have audited the accompanying consolidated balance sheets of Kestrel Energy, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kestrel Energy, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Kestrel Energy, Inc. adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived and for Long-Lived Assets to be Disposed Of, in the year ended June 30, 1997.


                              /s/KPMG Peat Marwick LLP
                              KPMG Peat Marwick LLP


Denver, Colorado
September 18, 1998


KESTREL ENERGY, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------

Assets                                              1998         1997
------                                          -----------  -----------

Current assets:
  Cash and cash equivalents                     $   372,194    1,524,138
  Short-term investments                          2,330,831    3,409,087
  Accounts receivable                               166,568      162,108
  Related party receivables                         393,175      128,989
  Other current assets                               36,890        8,646
                                                -----------  -----------
        Total current assets                      3,299,658    5,232,968
                                                -----------  -----------
Property and equipment, at cost:
  Oil and gas properties, successful efforts
    method of accounting (note 6):
      Unproved                                      688,779      911,485
      Proved                                      4,219,282    4,128,034
  Furniture and equipment                           130,468       92,009
                                                -----------  -----------
                                                  5,038,529    5,131,528
  Accumulated depreciation and depletion        (2,778,165)  (2,725,870)
                                                -----------  -----------
        Net property and equipment                2,260,364    2,405,658
                                                -----------  -----------
                                                $ 5,560,022  $ 7,638,626
                                                ===========  ===========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable:
    Trade                                       $   139,989      165,041
    Related party                                     -           23,972
  Accrued liabilities                                21,687       17,170
                                                -----------  -----------
        Total current liabilities                   161,676      206,183
                                                -----------  -----------
Stockholders' equity (note 2):
  Preferred stock, $1 par value.  1,000,000
    shares authorized; none issued                    -            -
  Common stock, no par value.  20,000,000
    shares authorized; 4,431,000 and
    4,414,624 shares issued at June 30, 1998
    and 1997, respectively                       13,139,349   13,154,754
  Accumulated deficit                           (7,741,003)  (5,722,311)
                                                -----------  -----------
        Total stockholders' equity                5,398,346    7,432,443
                                                -----------  -----------
Commitments (note 5)
                                                $ 5,560,022  $ 7,638,626
                                                ===========  ===========

See accompanying notes to consolidated financial statements.




KESTREL ENERGY, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------

                                       1998         1997         1996
                                   -----------   ----------   ----------

Revenue:
  Oil and gas sales                 $  895,017  $ 1,278,502  $ 1,198,795
  Gain on sale of property and
    equipment                           14,832       43,993       14,289
  Interest income                      202,496       67,986       44,147
  Other, net                            91,916       29,575       11,225
                                   -----------   ----------   ----------
      Total revenue                  1,204,261    1,420,056    1,268,456
                                   -----------   ----------   ----------

Costs and expenses:
  Lease operating expenses             427,046      533,120      593,932
  Dry holes, abandoned and impaired
    properties                       1,211,084      999,181      202,747
  Exploration expenses                 625,533      192,911        4,555
  Depreciation and depletion           191,074      398,931      190,059
  General and administrative           768,216      608,278      437,394
                                   -----------   ----------   ----------
      Total costs and expenses       3,222,953    2,732,421    1,428,687
                                   -----------   ----------   ----------
      Net loss                    $(2,018,692)  (1,312,365)    (160,231)
                                   ===========   ==========   ==========

Loss per share                           $(.46)        (.56)        (.08)
                                   ===========   ==========   ==========

Weighted average number of
  common shares outstanding          4,429,626    2,325,041    1,908,612
                                   ===========   ==========   ==========

See accompanying notes to consolidated financial statements.


KESTREL ENERGY, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED JUNE 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------


                               Common stock                     Total
                          --------------------- Accumulated stockholders'
                            Shares     Amount     deficit       equity
                          --------- ----------- -----------   ----------

BALANCE, JUNE 30, 1995     1,900,808 $ 8,321,940(4,249,715)    4,072,225

Exercise of stock
  options (note 2)             6,750      11,089       -          11,089
Proceeds from sale of
  stock by Victoria
  International Petroleum
  N.L. (note 4)                 -         41,625       -          41,625
Adjustment for previously
  issued and unrecorded
  shares (note 2)                 44        -          -            -
Net loss                        -           -     (160,231)    (160,231)
                           --------- ----------- ----------   ----------
BALANCE, JUNE 30, 1996     1,907,602   8,374,654(4,409,946)    3,964,708

Common shares issued, net
  of offering costs
  (note 2)                 2,502,000   4,711,100       -       4,711,100
Common shares issued for
  services (note 2)            5,000      12,500       -          12,500
Options issued for
  services (note 2)             -         56,500       -          56,500
Adjustment for previously
  issued and unrecorded
  shares (note 2)                 22        -          -            -
Net loss                        -           -   (1,312,365)  (1,312,365)
                           --------- ----------- ----------   ----------

BALANCE, JUNE 30, 1997     4,414,624  13,154,754(5,722,311)    7,432,443

Exercise of stock
  options (note 2)            32,884      44,472       -          44,472
Common shares surrendered
  by officer (note 2)       (16,518)    (59,877)       -        (59,877)
Adjustment for previously
  issued and unrecorded
  shares (note 2)                 10        -          -            -
Net loss                        -           -   (2,018,692)  (2,018,692)
                           --------- ----------- ----------   ----------

BALANCE, JUNE 30, 1998     4,431,000 $13,139,349(7,741,003)    5,398,346
                           ========= =========== ==========   ==========

See accompanying notes to consolidated financial statements.


KESTREL ENERGY, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------


                                          1998         1997       1996
                                      -----------   ----------  --------

Cash flows from operating activities:
  Net loss                            $(2,018,692) (1,312,365) (160,231)
  Adjustments to reconcile net
    income (loss) to net cash
    provided (used) by operating
    activities:
      Depreciation and depletion           191,074     398,931   190,059
      Abandoned and impaired
        properties                         529,217     953,250    56,717
      Gain on sale of property and
        equipment                         (14,832)    (43,993)  (14,289)
      Noncash compensation expense
        for common stock and options
        issued for services                   -         69,000       -
      Changes in operating assets and
        liabilities:
          (Increase) decrease in
              accounts receivable          (4,460)       2,697  (13,581)
          Increase in related party
            receivables                  (264,186)   (103,429)       -
          (Increase) decrease in other
            current assets                (28,244)      15,372  (21,799)
          Increase (decrease) in
            accounts payable - trade      (25,052)      86,361  (28,067)
          Increase (decrease) in
            accounts payable -
            related party                 (23,972)     (8,770)    29,986
          Increase (decrease) in
            accrued liabilities              4,517    (21,911)  (67,175)
                                        ----------  ----------  --------

              Net cash provided
                (used) by operating
                activities             (1,654,630)      35,143  (28,380)
                                        ----------  ----------  --------

Cash flows from investing activities:
  Capital expenditures                   (575,056)   (836,197) (212,595)
  Sale (purchase) of short-term
    investments, net                     1,078,256 (2,764,253) (348,360)
  Proceeds from sales of property
    and equipment                           14,891      77,946    60,879
                                        ----------  ----------  --------

              Net cash provided
                (used) by investing
                activities                 518,091 (3,522,504) (500,076)
                                        ----------  ----------  --------

Cash flows from financing activities:
  Proceeds from issuance of common
    stock, net of offering costs              -      4,711,100      -
  Proceeds from exercise of stock
    options                                  6,250        -       11,089
  Common stock purchased for
    withholding tax                       (21,655)        -          -
  Proceeds from sale of stock by VIP          -           -       41,625
                                        ----------  ----------  --------

              Net cash provided
                (used) by financing
                activities                (15,405)   4,711,100    52,714
                                        ----------  ----------  --------

              Net increase (decrease)
                in cash and cash
                equivalents            (1,151,944)   1,223,739 (475,742)

Cash and cash equivalents at
  beginning of year                      1,524,138     300,399   776,141
                                        ----------  ----------  --------

Cash and cash equivalents at
  end of year                           $  372,194   1,524,138   300,399
                                        ==========  ==========  ========

See accompanying notes to consolidated financial statements.


KESTREL ENERGY, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization
     ------------

     Kestrel Energy, Inc. (the Company) was incorporated under the laws of the State of Colorado on November 1, 1978. The Company's principal business is the acquisition, either alone or with others, of interests in proved developed producing oil and gas leases, and exploratory and development drilling.

     The Company presently owns oil and gas interests in the states of California, Colorado, Kansas, Louisiana, New Mexico, Oklahoma, South Dakota, Texas and Wyoming. The Company also has an interest in seven international exploration permits, one in New Guinea and six in Australia.

     Victoria International Petroleum N.L. (VIP) owns 26.3% of the common shares of the Company at June 30, 1998.

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its subsidiaries, Victoria Exploration, Inc. (Victoria) and Kestrel Energy California, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Estimates
     ---------

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

     Cash Equivalents
     ----------------

     Cash equivalents consist of money market funds. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     Short-Term Investments
     ----------------------

     Short-term investments at June 30, 1998 consist primarily of U.S. Treasury securities with maturities of less than one year which are classified as available for sale. Short-term investments are recorded at cost, which approximates market value.




KESTREL ENERGY, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Property and Equipment
     ----------------------

     The Company follows the successful efforts method of accounting for its oil and gas activities. Accordingly, costs associated with the acquisition, drilling and equipping of successful exploratory wells are capitalized. Geological and geophysical costs, delay and surface rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Costs of drilling development wells, both successful and unsuccessful, are capitalized. Upon the sale or retirement of oil and gas properties, the cost thereof and the accumulated depreciation or depletion are removed from the accounts and any gain or loss is credited or charged to operations.

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

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement was effective for financial statements for fiscal years beginning after December 15, 1995. Under SFAS No. 121 an entity shall review long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the changes in circumstances are present or if other events in circumstances indicate that the carrying amount of an asset that an entity expects to hold and use may not be recoverable, the entity shall estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset (grouped at the lowest level for which there are identifiable cash flows which is on a field-by-field basis) less the future cash outflows expected to be necessary to obtain those inflows. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the entity shall recognize an impairment loss in accordance with SFAS No. 121. Otherwise, an impairment loss shall not be recognized. The Company adopted SFAS No. 121 effective July 1, 1996 and recorded a provision for impairment of its proved oil and gas properties of approximately $25,000 and $841,000 for the years ended June 30, 1998 and 1997, respectively.

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

     Gas Balancing
     -------------

     The Company uses the sales method of accounting for gas balancing of gas production. Under this method, all proceeds from production credited to the Company are recorded as revenue until such time as the Company has produced its share of related reserves. Thereafter, additional amounts received are recorded as a liability.

     As of June 30, 1998 and 1997, the Company is in an under-produced position of approximately 13,000 MCF and 31,000 MCF, respectively. Accordingly, these amounts have been included in the reserve quantities as set forth in note 7.

     Income Taxes
     ------------

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

     Stock-Based Compensation
     ------------------------

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), effective for fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. SFAS 123 allows an entity to continue to measure compensation costs for these plans using the intrinsic value based method of accounting as prescribed in Accounting Pronouncement Bulletin Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to account for its employee stock compensation plans as prescribed under APB 25. The pro forma disclosures of net loss and loss per share required by SFAS 123 are included in note 2.

     Loss per Share
     --------------

     Loss per share is based on the weighted average number of common shares outstanding during the period. Outstanding stock options are excluded from the computation as their effect was antidilutive.




KESTREL ENERGY, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------

(2)  STOCKHOLDERS' EQUITY

     Preferred Stock
     ---------------

     The Company is authorized to issue up to 1 million shares of $1 par value preferred stock, the rights and preferences of which are to be determined by the Board of Directors at or prior to the time of issuance.

     Common Stock
     ------------

     In July 1997, the Company's president exercised options to purchase 27,884 shares of the Company's common stock. Payment for the shares of common stock purchased upon exercise of the option was made in shares of the Company's common stock previously owned by the Company's president, valued at the market price on the date of exercise. The Company recorded the 10,544 shares of the Company's common stock reacquired at cost, which shares were subsequently retired. In exchange for the withholding taxes due as a result of the gain on sale recognized by the Company's president, 5,974 shares of the Company's common stock value at $21,655 were reacquired at cost, which shares were subsequently retired.

     In May 1997, the Company sold 2,502,000 shares of common stock $2.00 per share in a private placement. Total proceeds, net of brokers commissions, were $4,711,100.

     Also in May 1997, the Company issued 5,000 shares of common stock valued at $2.50 per share to a company for services. The fair value of the common stock of $12,500 was charged to expense in fiscal 1997.

     During the years ended June 30, 1998, 1997 and 1996, certificates for previously issued shares of the Company's common stock, representing 10, 22 and 44 shares, respectively, were presented for transfer. Prior to presentment, such shares had not been recorded as issued by the Company.

     Stock Option Plans
     ------------------

     The Company has reserved 36,000 shares of its no par common stock for key employees of the Company under its 1993 Amended Restated Stock Incentive Plan (the Incentive Plan). Under the terms of the Plan, no stock options are exercisable more than ten years after the date of grant (five years after date of grant for 10% shareholders). As of June 30, 1998, all options had been granted under the Incentive Plan.

     The Company has reserved 750,000 shares of its no par common stock for employees, officers, directors, consultants and advisors of the Company under its 1993 Nonqualified Stock Option Plan (the Nonqualified Plan). Under the terms of the Plan and the Nonqualified Plan, no stock options are exercisable more than ten years after the date of grant (five years after date of grant for 10% shareholders).




KESTREL ENERGY, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------

(2)  STOCKHOLDERS' EQUITY (CONTINUED)

     During fiscal 1998, the Company merged the Incentive Plan and the Nonqualified Plan into the Stock Option Plan (the Plan). The Company has reserved 1,000,000 shares of its no par common stock for employees, officers, directors, consultants and advisors of the Company under the Plan. Under the terms of the Plan, no stock options are exercisable more than ten years after the date of grant (five years after date of grant for 10% shareholders).

     During fiscal 1998, 1997 and 1996, the Board of Directors granted options to purchase shares of common stock to key employees and directors pursuant to the Plan and the Nonqualified Plan. The exercise prices of the options range from $1.25 to $3.88 per share. The options granted are exercisable upon issuance.

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


                                               Years ended June 30,
                                           ---------------------------
                                                1998           1997
                                            ------------   -----------
          Net loss:
             As reported                    $(2,018,692)   (1,312,365)
             Pro forma                      (2,038,934)    (1,400,899)

          Loss per share:
             As reported                       (.46)          (0.56)
             Pro forma                         (.46)          (0.60)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 1998, 1997 and 1996, respectively: no dividend yield for all years; expected volatility of 93%, 98% and 98%; weighted average risk-free interest rates of 6.1% in fiscal 1998 for the Plan, and 6.5% in fiscal 1997 for the Incentive Plan options, and 6.7% in fiscal 1997 and 6.2% in fiscal 1996 for the Nonqualified Plan options; and expected lives of seven years for all years.

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




KESTREL ENERGY, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------

(2)  STOCKHOLDERS' EQUITY (CONTINUED)

     A summary of the status of the Company's two fixed stock options plans as of June 30, 1998, 1997 and 1996, and changes during the years then ended is presented below:

                       1998               1997               1996
                ------------------ ------------------ ------------------
                          Weighted           Weighted           Weighted
                          average            average            average
                          exercise           exercise           exercise
Fixed options    Shares    price    Shares    price    Shares    price
-------------   -------   -------- -------   -------- -------   --------

Outstanding at
  beginning
  of year       648,500    $ 2.49  570,000    $ 2.54  311,000    $ 2.27
Granted          10,000      2.28   81,500      2.11  267,250      2.86
Exercised      (32,884)      1.35        -      -     (8,250)      2.61
Expired            -         -     (3,000)      2.47     -         -
                -------            -------            -------
Outstanding at
  end of year   625,616      2.55  648,500      2.49  570,000      2.54
                =======            =======            =======
Options
  exercisable
  at year
  end           625,616            648,500            570,000
Weighted
  average fair
  value of
  options
  granted
  during the
  year              $ 2.01             $ 1.78             $ 2.56

     The following table summarizes information about fixed stock options outstanding at June 30, 1998 (all of which are exercisable):

                                                 Weighted       Weighted
                                                 average        average
                Range of          Number        remaining       exercise
             exercise price    outstanding   contractual life    price
             --------------    -----------   ----------------   --------

             $ 1.25-1.3125        37,000          5.6 years      $ 1.29
               1.875-2.00        141,616          8.0              1.90
               2.25-2.875        329,000          7.2              2.52
               3.625-4.00        118,000          7.2              3.78
                                 -------
               1.25-4.00         625,616          7.3              2.55
                                 =======



KESTREL ENERGY, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------

(3)  INCOME TAXES

     At June 30, 1998 and 1997, the Company's significant deferred tax assets are as follows:

                                               1998             1997
                                            ----------       ----------

     Deferred tax assets:
       Net operating loss carryforwards     $2,850,000       $2,129,000
       Depletion carryforwards                 151,000          103,000
       Investment tax credit carryforwards        -              47,000
       Oil and gas properties, principally
         due to differences in
         depreciation and depletion and
         impairment                               -             418,000
       Other                                      -              22,000
                                            ----------       ----------
                                             3,001,000        2,719,000

     Deferred liabilities:
       Oil and gas properties, principally
         due to differences in depreciation
         and depletion and impairment         (40,000)             -
       Other                                  (24,000)             -
                                            ----------       ----------
                                              (64,000)             -
                                            ----------       ----------

     Valuation allowance                   (2,937,000)      (2,719,000)
                                            ----------       ----------

           Net deferred tax assets          $     -                -
                                            ==========       ==========

     The valuation allowance for deferred tax assets as of June 30, 1998 was $2,937,000. The net change in the valuation allowance for the year ended June 30, 1998 was an increase of $218,000.

     At June 30, 1998, the Company had net operating loss carryforwards of approximately $7,315,000. The utilization of approximately $1,695,000 of these loss carryforwards is limited to an estimated $80,000 per year as a result of a change of ownership which occurred June 30, 1994. Of the balance of the net operating loss carryforwards, $1,900,000 is limited to the extent of future taxable income generated by Victoria, and $3,720,000 is available to offset future taxable income of the Company. If not utilized, the tax net operating losses will expire during the period from 1999 through 2013.




KESTREL ENERGY, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------

(4)  RELATED PARTY TRANSACTIONS

     The Company, through its affiliation with VIP, has the opportunity to participate in various international permits throughout the world. The Company earns a right to participate by sharing in the costs of data review, seismic and drilling. To date, the Company has agreed to farm-in on eight international permits, two in New Guinea and six in Australia. The Company has agreed to pay VIP a 5% royalty with respect to the Company's interest in the international permits for any permits which produce net revenues for the Company.

     In 1996, the Company received a payment of $41,625 from VIP, attributed to the gain realized by VIP on the sale of shares of the Company's stock held less than six months.

(5)  LEASE COMMITMENTS

     The Company has noncancelable operating leases, primarily for rent of office facilities that expire over the next five years. Rental expense for operating leases was $38,793, $33,958 and $31,179 for the years ended June 30, 1998, 1997 and 1996, respectively.

     Future minimum rental commitments under noncancelable operating leases as of June 30, 1998 are as follows:

         Fiscal year
         -----------

             1999                                   $ 56,001
             2000                                     58,636
             2001                                     62,590
             2002                                     65,886
             2003                                     44,807
                                                    --------
                                                    $287,920
                                                    ========

     The Company currently has a 2% to 5% interest in two prospects in Papua New Guinea and six in Australia. Under the terms of the exploration permits, the Company is obligated to share in spending specified amounts in each annual period in order to retain its interest in the permit. The Company can generally withdraw from the permit at the end of any annual period without penalty and forfeit its interest in the permit. Estimated permit obligations expected to be incurred over the next 5 years are as follows:

         Permit year
         -----------

             1998                                   $ 34,500
             1999                                     83,000
             2000                                    220,500
             2001                                     40,000
             2002                                     90,000
          Thereafter                                 400,000
                                                    --------
                                                    $868,000
                                                    ========




KESTREL ENERGY, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------

(6)  DISCLOSURES ABOUT CAPITALIZED COSTS, COSTS INCURRED AND MAJOR
     CUSTOMERS

     Capitalized costs related to oil and gas producing activities are as follows:

                                                      June 30,
                                                 1998           1997
                                              ----------     ----------

     Unproved:
       Domestic                               $  577,504        750,714
       Foreign                                   111,275        160,771
     Proved                                    4,219,282      4,128,034
                                              ----------     ----------
                                               4,908,061      5,039,519
     Accumulated depreciation and
       depletion and impairment              (2,732,345)    (2,678,585)
                                              ----------     ----------
                                              $2,175,716      2,360,934
                                              ==========     ==========

     Costs incurred in oil and gas producing activities for the years ended June 30, 1998, 1997 and 1996 were approximately as follows:

                                             1998      1997      1996
                                           --------  --------  --------

          Unproved property
            acquisition costs              $228,000   714,000   123,000
          Proved property
            acquisition costs                  -         -       37,000
          Development costs                 289,000    88,000    52,000
          Exploration costs                    -         -      146,000

     During fiscal 1998, the Company had three major customers. Sales to these customers accounted for approximately 19%, 16% and 10% of fiscal 1998 oil and gas sales. During fiscal 1997, the Company had two major customers. Sales to these customers accounted for approximately 22% and 18% of fiscal 1997 oil and gas sales. During fiscal 1996, the Company had two major customers. Sales to these customers accounted for approximately 26% and 15% of fiscal 1996 oil and gas sales.

(7)  INFORMATION REGARDING PROVED OIL AND GAS RESERVES (UNAUDITED)

     The information presented below regarding the Company's oil and gas reserves were prepared by independent petroleum engineering consultants. All reserves are located within the continental United States.

     Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. The determination of oil and gas reserves is highly complex and interpretive. The estimates are subject to continuing changes as additional information becomes available.




KESTREL ENERGY, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------

(7)  INFORMATION REGARDING PROVED OIL AND GAS RESERVES (UNAUDITED)
     (CONTINUED)

     Estimated net quantities of proved reserves of oil and gas for the years ended June 30, 1998, 1997 and 1996 are as follows:

                                      1998                  1997
                             ---------------------- -------------------
                              Oil          Gas       Oil        Gas
                             (BBLS)       (MCF)     (BBLS)     (MCF)
                            -------     ---------- -------   ---------

Beginning of year            267,000   4,617,000    480,000   4,900,000
Purchases of oil and
     gas reserves in place      -           -          -             -
Revisions of previous
     quantity estimates     (17,000) (1,092,000)  (182,000)    (59,000)
Extensions, discoveries
     and improved
     recovery                    -       234,000     10,000      24,000
Sales of reserves
     in place                   -           -       (8,000)          -
Production                  (28,000)   (276,000)   (33,000)   (248,000)
                             -------  ----------    -------   ---------
End of year                  222,000   3,483,000    267,000   4,617,000
                             =======  ==========    =======   =========
Proved developed
     reserves -
     beginning of year       211,000   2,735,000    400,000   2,717,000
                             =======  ==========    =======   =========

Proved developed
     reserves -
     end of year             166,000   2,903,000    211,000   2,735,000
                             =======  ==========    =======   =========

                                                           1996
                                                   -------------------
                                                     Oil        Gas
                                                    (BBLS)     (MCF)
                                                   -------   ---------

     Beginning of year                              439,000   4,325,000
     Purchases of oil and
       gas reserves in place                          8,000        -
     Revisions of previous
       quantity estimates                            77,000     689,000
     Extensions, discoveries
       and improved recovery                            -       159,000
     Sales of reserves in place                     (1,000)        -
     Production                                    (43,000)   (273,000)
                                                    -------   ---------
     End of year                                    480,000   4,900,000
                                                    =======   =========
     Proved developed reserves -
       beginning of year                            327,000   2,436,000
                                                    =======   =========

     Proved developed reserves -
       end of year                                  400,000   2,717,000
                                                    =======   =========


KESTREL ENERGY, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------

(7)  INFORMATION REGARDING PROVED OIL AND GAS RESERVES (UNAUDITED)
     (CONTINUED)

     Standardized Measure of Discounted Future
     Net Cash Flows Relating to Proved Oil and Gas Reserves
     ------------------------------------------------------

     Future net cash flows presented below are computed using year-end prices and costs. Future corporate overhead expenses and interest expense have not been included.

                                        1998        1997        1996
                                     ----------  ----------  ----------

     Future cash inflows             $8,593,000  13,230,000  16,470,000
     Future costs:
       Production                   (3,392,000) (4,326,000) (6,227,000)
       Development                    (504,000)   (623,000)   (893,000)
       Income taxes                        -           -       (50,000)
                                     ----------  ----------  ----------
     Future net cash flows            4,697,000   8,281,000   9,300,000

     10% discount factor            (1,820,000) (3,074,000) (3,855,000)
                                     ----------  ----------  ----------
       Standardized measure of
         discounted future net
         cash flows                  $2,877,000   5,207,000   5,445,000
                                     ==========  ==========  ==========

     The principal sources of changes in the standardized measure of discounted future net cash flows during the years ended June 30, 1998, 1997 and 1996 are as follows:

                                        1998        1997        1996
                                     ----------  ---------   ---------

     Beginning of year               $5,207,000   5,445,000   4,119,000
     Sales of oil and gas produced
       during the period, net of
       production costs               (468,000)   (745,000)   (605,000)
     Net change in prices and
       production costs             (1,325,000)     650,000     750,000
     Changes in estimated future
       development costs                103,000     169,000    (46,000)
     Purchase of reserves in place         -           -         22,000
     Extensions, discoveries and
       improved recovery                 96,000      50,000     112,000
     Revisions of previous quantity
       estimates and other          (1,257,000)   (934,000)     732,000
     Net change in income taxes            -         50,000    (50,000)
     Sales of reserves in place           -        (23,000)     (1,000)
     Accretion of discount              521,000     545,000     412,000
                                     ----------   ---------  ----------
     End of year                     $2,877,000   5,207,000   5,445,000
                                     ==========   =========   =========


KESTREL ENERGY, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------

(7)  INFORMATION REGARDING PROVED OIL AND GAS RESERVES (UNAUDITED)
     (CONTINUED)

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


                                 PART III
                                 --------

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

     TIMOTHY L. HOOPS, age 42, was appointed President, Chief Executive Officer and Director on June 1, 1992. Mr. Hoops is a petroleum geologist with 19 years experience in the continental USA and Australia. Mr. Hoops has been Vice President and a Director of the Company's wholly owned subsidiary, Victoria Exploration, Inc., an independent oil and gas producer, since 1987, and has been President and a Director of Kestrel Energy California, Inc., another wholly owned subsidiary, since March 1997. He has also been a Director of Victoria International Petroleum N.L. and of Victoria Petroleum N.L. since 1987. Mr. Hoops was Exploration Manager for Royal Resources Corporation, a publicly held Denver based company engaged in the exploration and development of oil and gas, from 1984 to 1987. Prior to 1984, Mr. Hoops was employed by Amoco Production, Cities Service and Santa Fe Energy. Mr. Hoops is a 1979 graduate of the Colorado School of Mines, with a degree in geology. Mr. Hoops is the brother in law of Mr. Boatright.

     ROBERT J. PETT, age 51, was appointed as a Director on June 1, 1992 and Chairman of the Board on January 16, 1995. Mr. Pett served as Secretary from June 1, 1992 until December 16, 1992, as Vice President from November 1, 1992 until January 16, 1995, and as Treasurer from January 4, 1993 to January 16, 1995. Mr. Pett has been a director of Victoria International Petroleum N.L. since 1986. Mr. Pett has been Chairman of Victoria Petroleum N.L. for 14 years. He is currently Chairman of Resolute Limited, an Australian mining and natural resources company, which provides office facilities and administrative services to Victoria Petroleum N.L. on a pro rata reimbursement of expenses basis. He is a Director of Sapphire Mines N.L., an Australian precious gem mining company, and he is a Director of Victoria Exploration, Inc. and Kestrel Energy California, Inc., independent oil and gas producers which are a wholly owned subsidiaries of the Company. Mr. Pett holds a Masters Degree in Economics (Queens University, Canada).

     MARK A. BOATRIGHT, age 41, was appointed a Director on October 18, 1993, and as Vice President - Finance, Chief Financial Officer, Treasurer and Secretary on January 16, 1995. He has also held the same positions since March 1997 for Kestrel Energy California, a wholly owned subsidiary of the Company. Mr. Boatright is President of Boatright and Associates, P.C., Certified Public Accountants. Mr. Boatright has over 19 years experience in financial accounting and specializes in oil and gas accounting and international taxation. Mr. Boatright currently acts as a consultant in international taxation and accounting for various oil and gas companies. He also is President of Regatta Financial Services, a registered investment advisory firm. Prior to establishing his own accounting practice, Mr. Boatright was the tax manager for Bradley, Allen & Associates, P.C., Certified Public Accountants. Mr. Boatright is a 1979 cum laude graduate of the University of Colorado with a degree in finance. He has been providing accounting and financial services to the Company since June, 1992. Mr. Boatright is the brother in law of Mr. Hoops.

     JOHN T. KOPCHEFF, age 50, was appointed as Vice President - International and a Director of the Company on January 16, 1995. He has also held the same positions since March 1997 for Kestrel Energy California, a wholly owned subsidiary of the Company. Mr. Kopcheff is a geologist with 28 years experience in petroleum in Australia, Southeast Asia, United States, South America and the North Sea, both in field geological operations and management. Mr. Kopcheff has been a Director and Secretary of Victoria Exploration, Inc. since 1986, a Director of Victoria International Petroleum N.L. since 1986, and a Director of Victoria Petroleum N.L. since 1984. Prior to his appointment , he provided various services to the Company relating to the Company's international exploration activities on a consulting basis. He received a Bachelor of Science degree with honors from the University of Adelaide in 1970.

     KENNETH W. NICKERSON, age 78, is an independent petroleum and mineral geologist with over 49 years experience. He was appointed as a Director of the Company on December 16, 1992. From 1981 until 1988, Mr. Nickerson served as President, Director and Chief Operating Officer of Royal Resources Corporation, a publicly held Denver based company engaged in the exploration and development of oil and gas. Since then Mr. Nickerson has worked as a consulting geologist for various energy companies. Mr. Nickerson is a 1948 graduate of the Colorado School of Mines with a degree in geological engineering.

     MARK A.E. SYROPOULO, age 46, was appointed as a Director on January 14, 1998. Mr. Syropoulo has been an independent corporate consultant since 1994 and has during that time provided services to various entities in the natural resources, information technology and investment sectors, principally in Australia. He also acted as a consultant to the Company from May 1, 1997 until January 1998. Prior to 1994 he was managing director from 1987 to 1993 of Anglo Pacific Resources Limited, a United Kingdom mining and oil company associated with Anglovaal Holdings Limited, a major South African mining house. Mr. Syropoulo is a graduate of mathematics and economics and an honors graduate in economics of the University of Natal Durban, South Africa.

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

                        SUMMARY COMPENSATION TABLE

                                            Annual Compensation
                                 -----------------------------------------

                                    Fiscal    Salary    Bonus    Options
Name And Principal Position          Year      ($)       ($)       (#)
---------------------------         ------    ------   -------   -------

Timothy L. Hoops, President,         1998    $144,000     $0        0
   Chief Executive Officer,          1997    $75,000   $35,000    18,000
   and Director                      1996    $75,000      $0      80,000
-----------------------------

     Mr. Hoops did not receive additional compensation other than noted above the aggregate amount of which was the lesser of either $50,000 or 10% of the total of annual salary, bonus and consulting fees reported for the executive officer.

     The Company reimburses its officers and directors for ordinary and necessary business expenses incurred by them on behalf of the Company.

     It is anticipated that, in fiscal 1999, Mr. Hoops will be paid a salary of $144,000 for services rendered to the Company and Victoria Exploration, Inc., plus retirement and health benefits. In fiscal 1997, Mr. Hoops received approximately $18,000 in consulting fees from Victoria Petroleum N.L. ("VP") and companies owned by VP for services provided to those companies in fiscal 1997. In fiscal 1998 Mr. Hoops no longer received those consulting fees. In addition, Mr. Hoops received fees as a director of VP in the amount of Australian $5,000 for fiscal 1998 and he expects to receive the same amount in 1999. Resolute Limited, a publicly held Australian mining and natural resources company, owns 28.45% of VP, which indirectly owns 26.4% of the Company.


             OPTION GRANTS FOR FISCAL YEAR ENDED JUNE 30, 1998


                                       % of Total
                           Number of    Options
                           Securities  Granted to   Exercise
                           Underlying  Employees       or
                            Options    in Fiscal   ($/share)   Expiration
Name                        Granted                Base Price     Date
-----------------------    ----------  ----------  ----------  ---------

Timothy L. Hoops
  President, Chief
  Executive Officer
  and Director                 0           0%         N/A         N/A

Robert J. Pett
  Chairman of the Board
  and Director                 0           0%         N/A         N/A
Mark A. Boatright
  Vice President -
  Finance, Chief
  Financial Officer
  and Director              5,000(3)      100%      $2.2776     9/30/07

John T. Kopcheff
  Vice President -
  International and
  Director                     0           0%         N/A         N/A

Kenneth W. Nickerson
  Director                  5,000(3)      N/A       $2.2776     9/30/07

Mark A.E. Syropoulo
  Director                     0          N/A         N/A         N/A

Denis I. Rakich
  Assistant Secretary          0           0%         N/A         N/A





                                                  Assumed Annual Rates of
                                                  Stock Price Appreciation
                                                      For Option Term
Name                                                5%($)(1)   10%($)(2)
---------------------                            -------------------------

Timothy L. Hoops
  President, Chief
  Executive Officer
  and Director                                        N/A         N/A

Robert J. Pett
  Chairman of the Board
  and Director                                        N/A         N/A

Mark A. Boatright
  Vice President -
  Finance, Chief
  Financial Officer
  and Director                                       $7,174     $18,107

John T. Kopcheff
  Vice President -
  International and
  Director                                            N/A         N/A

Kenneth W. Nickerson
  Director                                           $7,174     $18,107

Mark A.E. Syropoulo
  Director                                            N/A         N/A

Denis I. Rakich
  Assistant Secretary                                 N/A         N/A

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

(3)  Of this grant, all were nonqualified stock options.


      AGGREGATED OPTION EXERCISES FOR FISCAL YEAR ENDED JUNE 30, 1998
                        AND YEAR END OPTION VALUES

                                              Number of
                          Shares              Securities       Value of
                        Exercised             Underlying     Unexercised
                          during             Unexercised    In-the-Money-
                          fiscal    Value     Options at      Options At
                         year to   Realized June 30, 1998   June 30, 1998
Name                     date (#)    ($)         (#)            ($)(1)
----------------------  ---------- -------- -------------   -------------
                                             Exercisable/    Exercisable/
                                            Unexercisable   Unexercisable
                                            -------------   -------------

Timothy L. Hoops
  President, Chief
  Executive Officer,
  and Director              0         0       0/175,116          $0/0

Robert J. Pett
  Chairman of the
  Board and Director        0         0        0/92,50           $0/0

Mark A. Boatright
  Vice President -
  Finance, Chief
  Financial and
  Accounting Officer
  and Director              0         0        0/34,500          $0/0

John T. Kopcheff
  Vice President -
  International and
  Director                  0         0       0/160,000          $0/0

Kenneth W. Nickerson
  Director                  0         0        0/23,000          $0/0

Mark A.E. Syropoulo
  Director                  0         0        0/30,000          $0/0

Denis I. Rakich
  Assistant Secretary       0         0        0/80,000          $0/0

(1) For all unexercised options held as of June 30, 1998, the aggregate dollar value is the excess of the market value of the stock underlying those options over the exercise price of those unexercised options. The price used to calculate these figures is the closing price as of June 30, 1998 on the Nasdaq SmallCap Market, which was $0.75 per share.


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

     Mr. Hoops, the President of the Company, received a salary from the Company of $144,000 in fiscal 1998. While this was an increase from the $110,000 in total cash compensation paid to Mr. Hoops by the Company in 1997, the increase merely reflected the restructuring of Mr. Hoops' total compensation package from the Company, Victoria Petroleum, N.L., the parent company of one of the Company's largest shareholders, and the Company's then newly acquired subsidiary, Victoria Exploration, Inc., that began in 1997. For example, Mr. Hoops did not receive any consulting fees from Victoria Petroleum in 1998 as he had in prior years. Mr. Hoops' overall increase to $144,000 in fiscal 1998 (as compared to a total of $128,000 in 1997 from Victoria Petroleum and the Company) was based on the Committee's expectation last year that Mr. Hoops would be required to devote substantially all of his time and expend an even greater level of effort on the Company's affairs than he did in 1997. This expectation proved to be accurate, as there was a significantly greater management burden in 1998 stemming from the Company's acquisition of a 50% working interest in 9,000 net acres of petroleum leases in the San Joaquin Basin in California and serving as operator of those properties.

     The Committee is, however, very cognizant of the Company's poor financial results in fiscal 1998 and the downward slide in the market price of the Company's common stock. The Committee believes that the most significant causes of the poor 1998 financial results are the persistently low oil prices over the past year and, more importantly, the lack of success to date in the Company's exploratory drilling efforts. Similarly, the Committee believes that much of the downturn in the Company's stock price can be blamed on the general market malaise faced by most other Nasdaq SmallCap companies over the past several months, and by other oil companies of all sizes. On the other hand, the Committee has concluded that the Company's negative financial results and low stock price still preclude consideration of any bonus or stock option grants to the executive officers by the Committee on account of fiscal 1998.

     Mark Boatright, the Company's Vice President of Finance, who became an employee of the Company during fiscal 1998 at an annual salary of $48,000, was the only executive officer to receive a stock option grant by the Committee in fiscal 1998. Mr. Boatright, who had previously provided services to the Company on a contract basis through his accounting firm, Boatright & Associates, received only an automatic grant of options in his capacity as a director serving on the Compensation Committee.

     During the 1998 fiscal year, each Compensation Committee member received an automatic grant of options to purchase 5,000 shares pursuant to the Nonqualified Stock Option Plan. The options were granted at the fair market value on the date of grant. The award of these options was in accordance with the above stated policy of the Compensation Committee and the terms of the Nonqualified Stock Option Plan.


September 21, 1998                           Compensation Committee Of
                                             The Board of Directors

                                             Kenneth W. Nickerson
                                             Mark A.E. Syropoulo


                          DIRECTORS' REMUNERATION

     Directors who are not officers or employees of the Company are paid $900 for attendance at meetings of the Board or Committees thereof. Any director who serves on the Compensation Committee automatically receives 5,000 options each September 30 pursuant to the Company's Stock Option Plan. Accordingly, on September 30, 1997, both Messrs. Boatright and Nickerson, as members of the Compensation Committee, received fully vested options to purchase 5,000 shares of Common Stock at an exercise price of $2.2776 per share, the fair market value on the date of grant. The options are exercisable for ten years from the date of grant.


                             PERFORMANCE GRAPH

     The following line graph compares the yearly percentage change in the cumulative total shareholder return for (i) the Company, (ii) the MG Industry Group 353 - Oil and Natural Gas Exploration and (iii) the Nasdaq Market Index. The MG Industry Group 353 consists of approximately 130 companies involved in the oil and gas industry, including the Company.
The line graph and table cover the five year period from July 1993 through June 1998 and represent the total value of a $100 investment in each security/market index on July 1, 1993. All dividends are assumed to be reinvested

                            1993    1994    1995    1996    1997    1998
                           -----   ------  ------  ------  ------  ------

Kestrel Energy Inc.         100     54.44  25.00    65.91  53.41    13.64
MG Industry Group 353       100    103.95 114.78   139.60 157.73   160.36
Nasdaq Market Index         100    109.66 128.61   161.89 195.02   258.52


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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 STOCK OWNERSHIP OF PRINCIPAL SHAREHOLDERS
                              AND MANAGEMENT

     The following table sets forth, as far as is known to the Board of Directors or the management of the Company, the only persons owning on September 21, 1998 more than five percent of the outstanding shares of the Company's Common Stock. For purposes of this disclosure, the amount of the Company's Common Stock beneficially owned is the aggregate number of shares of the Common Stock outstanding on such date plus an amount equal to the aggregate amount of Common Stock which could be issued upon the exercise of stock options within 60 days of such date.




                     Number of Shares of Common Stock Beneficially Owned
                              Voting and Investment Power
                                                          Total   Percent
Name and Address                  Direct     Indirect     Shares   Owned
----------------------------   ------------------------ ---------  ------

Victoria International          1,166,221      ---      1,166,221  26.4%
  Petroleum N.L.
4th Flr., Griffin Centre
28 The Esplanade
Perth 6000
Western Australia

Victoria Petroleum N.L.            ---     1,166,221(1) 1,166,221  26.4%
4th Flr., Griffin Centre
28 The Esplanade
Perth 6000
Western Australia

Timothy L. Hoops                203,026(2) 1,166,221(3) 1,369,247  29.8%
P.O. Box 1079
Denver, CO 80201-1079

Robert J. Pett                  102,500(4) 1,166,221(5) 1,268,721  28.1%
4th Flr., Griffin Centre
28 The Esplanade
Perth 6000
Western Australia

John T. Kopcheff                164,000(6) 1,166,221(7) 1,330,221  29.0%
4th Flr., Griffin Centre
28 The Esplanade
Perth 6000
Western Australia

The Equitable Life Assurance     840,000       ---       840,000   19.0%
  Society
City Place House
55 Basinghall St.
London England EC2V 5DR

(1) Victoria International Petroleum N.L. ("VIP"), the record holder of the shares, is a wholly owned subsidiary of Victoria Petroleum N.L. ("VP"), which is therefore deemed to be another beneficial owner of the shares. Resolute Samantha Limited, a publicly held Australian mining and natural resources company ("Resolute"), owns 28.45% of VP. Resolute disclaims beneficial ownership of the shares.

(2)  Includes vested options to purchase up to 175,116 shares

(3) Mr. Hoops is a director of VIP and of VP. As a result, all shares held by VIP directly and VP indirectly are listed as indirectly held by Mr. Hoops.

(4)  Includes vested options to purchase up to 92,500 shares

(5) Mr. Pett is the Chairman and a director of VIP and a director of VP. As a result, all shares held by VIP directly and VP indirectly are listed as indirectly held by Mr. Pett.

(6)  Includes vested options to purchase up to 160,000 shares

(7) Mr. Kopcheff is a director of VIP and VP. As a result, all shares held by VIP directly and VP indirectly are listed as indirectly held by Mr. Kopcheff.


     The following table sets forth the number of shares beneficially owned on September 21, 1998 by the Company's executive officers and directors, and by all of the executive officers and directors as a group. For purposes of this disclosure, the amount of the Company's Common Stock beneficially owned is the aggregate number of shares of the Common Stock outstanding on such date plus an amount equal to the aggregate amount of Common Stock which could be issued upon the exercise of stock options within 60 days of such date.



                                                     Shares of
                                                    Common Stock
                                  Position(s)       Beneficially
                                    With the         Owned and    Percent
Name and Address                    Company       Options Granted  Owned
----------------------------  ------------------- ---------------  ------

Timothy L. Hoops              President,          1,369,247(1)(2)  29.8%
P.O. Box 1079                 Chief Executive
Denver, CO 80201-1079         Officer and Director

Robert J. Pett                Chairman of the     1,268,721(3)(4)  28.1%
4th Flr., Griffin Centre      Board and
28 The Esplanade              Director
Perth 6000
Western Australia

Mark A. Boatright             Vice President -       38,500(5)       *
1475 Lawrence St.             Finance, Chief
Suite 310                     Financial Officer
Denver, CO 80202              and Director

John T. Kopcheff              Vice President -    1,330,221(5)(6)  29.0%
4th Flr., Griffin Centre      International
28 The Esplanade              and Director
Perth 6000
Australia

Kenneth W. Nickerson          Director               23,000(5)       *
10780 Hanson St.
Johannesburg, MI 49751

Mark A.E. Syropoulo           Director              68,000(5)(7)    1.5%
Lot 42 Gumboil Road
Cooroy Queensland 4563
Australia

All Directors and Executive                          1,765,247     35.8%
  Officers as a Group
  (6 persons)

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

(5) Includes vested options to purchase up to 34,500 shares, 160,000 shares, 23,000 shares and 30,000 shares granted to Messrs. Boatright, Kopcheff, Nickerson and Syropoulo, respectively.

(6) Mr. Kopcheff is a director of VIP and VP. As a result, all shares held by VIP directly and VP indirectly are listed as indirectly held by Mr. Kopcheff.

(7) Includes vested options to purchase 30,000 shares and 8,000 shares owned by Syrops & Co. Pty. Ltd.


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

     On June 10, 1994, the Company transferred 709,108 shares of its Common Stock and unvested options to acquire up to an additional 1,285,353 shares of that stock to Victoria International Petroleum N.L. ("VIP") in exchange for all of the outstanding shares of VicX. The shares of VicX were valued at $1,595,493, the aggregate value of the assets of VicX less certain undeveloped properties. The value of the Company's Common Stock in the exchange was an agreed upon value of $2.25 per share. At the time of the exchange the Company's Common Stock was being traded at prices between $1.75 and $2.00 per share. The options were given in consideration for certain undeveloped properties owned by VicX which the Company agreed to develop. It was agreed that these options would only vest to VIP if the undeveloped properties were successfully developed into proved producing properties by June 30, 1997. Because the undeveloped properties were not successfully developed by that date, the options terminated as of December 31, 1997 pursuant to the agreement.

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

     VIP's current shareholding interest in the Company is 26.4% (23.6% diluted for currently vested options). As a result of the Company's close relationship with VIP, it has been afforded the opportunity to participate in various international oil and gas drilling opportunities located by VIP. In most cases, VIP has its own interest in the same drilling projects in which the Company agrees to participate and in some cases the Company has acquired its interest from VIP rather than directly from the operator or lead promoter of the prospects.

     To date, the Company has agreed to farm-in on several such international drilling permits, including some in Papua New Guinea and in Western Australia. The Company earns a right to participate by sharing in the costs of data review, seismic and drilling. In addition to the benefit, if any, to VIP's interest in these permits resulting from the Company's agreement to share these costs, the Company has agreed to pay a 5% royalty to VIP on the Company's interest in any international permits referred to the Company by VIP which produce net revenues for the Company. The Company believes that this arrangement is fair and reasonable and that the potential compensation to VIP is no greater than the Company would have paid in an arms length transaction with an unrelated party who provided comparable services. No royalties have ever been paid to VIP nor are any royalties owed to VIP as of the date hereof.

     Mark A.E. Syropoulo provided corporate, investor relations, and consulting services to the Company from May of 1997 until January of 1998 when he became a Director of the Company. He received a monthly retainer of $1,800 a month for an aggregate of $10,800 during that period. The Board of Directors believes the fees paid to Mr. Syropoulo were in line with industry standards.


                                  PART IV
                                  -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Exhibits

    Exhibit No.     Description
    -----------     -----------

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

                    10.4 Agreement for Exchange of Stock dated May 3, 1994 filed as Exhibit 2.01 with the Form 8-K filed on July 8, 1994 and incorporated herein by reference.

                    10.5 $600,000 Promissory Note dated September 23, 1994 payable to Victoria International Petroleum N.L., as amended, filed as Exhibit 10.10 with the Annual Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference.

                    10.6 Amended and Restated Incentive Stock Option Plan as amended March 14, 1995 and filed as Exhibit 10.7 with the Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

                    10.7 Kestrel Energy, Inc. Stock Option Plan as amended April 1, 1998 and filed as Exhibit 10.1 with the Company's Registration Statement on Form S-8 (SEC No. 333-51875) and Incorporated herein by reference.

                    10.8 Purchase and Sale Agreement between Ampolex
                    (USA), Inc., Kestrel Energy California, Inc. and Victoria Petroleum USA, Inc. dated March 21, 1997 and filed as Exhibit 10.9 with the Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference.

                    21   Subsidiaries of the Registrant filed as Exhibit
                    21 with the Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference.

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

(c)  Reports on Form 8-K.
     None



                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              KESTREL ENERGY, INC.
                              --------------------
                              (Registrant)

Date:  October 7, 1998        By:  /s/ Timothy L. Hoops
                                   ---------------------
                                   Timothy L. Hoops, President
                                   and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 7, 1998         By:  /s/ Timothy L. Hoops
                                   -----------------------------
                                   Timothy L. Hoops, President,
                                   Chief Executive Officer,
                                   and Director

Date: October 7, 1998         By:  /s/ Robert J. Pett
                                   -----------------------------
                                   Robert J. Pett, Chairman of
                                   the Board

Date: October 7, 1998         By:  /s/ Mark A. Boatright
                                   -----------------------------
                                   Mark A. Boatright, Vice President,
Finance, Chief Financial Officer,
                                   and Director


Date: October 7, 1998         By:  /s/ Kenneth W. Nickerson
                                   -----------------------------
                                   Kenneth W. Nickerson, Director


Date: October 7, 1998         By:  /s/ John T. Kopcheff
                                   -----------------------------
                                   John T. Kopcheff, Vice President
                                   International, and Director

                           EXHIBIT INDEX

No.           Description                       Method of Filing

23            Consent of KPMG Peat Marwick LLP  Filed herewith electronically

27            Financial Data Schedule           Filed herewith electronically