Form 10-Q
period 1998-09-30
KESTREL ENERGY INC
filed 1998-11-16
CIK 312842

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the period ended SEPTEMBER 30, 1998

                                    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from            to

                      Commission File Number: 0-9261

                           KESTREL ENERGY, INC.
                           --------------------
          (Exact name of registrant as specified in its charter)

                     COLORADO                          84-0772451
          -----------------------------           -------------------
           (State of other jurisdiction            (I.R.S. Employer
               of incorporation or                Identification No.)
                  organization)

     999 18th Street, Suite 2490, Denver, CO             80202
     ---------------------------------------          ------------
     (Address of principal executive offices)          (Zip Code)

                              (303) 295-0344
           ----------------------------------------------------
           (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      [X]     Yes      [ ]        No


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of common stock, as of September 30, 1998: 4,456,000



                           KESTREL ENERGY, INC.
                             AND SUBSIDIARIES

                  INDEX TO UNAUDITED FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----

PART I.   FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

               Consolidated Balance Sheets as of
               September 30, 1998 and  June 30, 1998                   3

               Consolidated Statements of Operations
               for the Three Months Ended September 30,
               1998 and 1997                                           4

               Consolidated Statements of Cash Flows for the
               Three Months Ended September 30,
               1998 and 1997                                           5

               Notes to Consolidated Financial Statements              6

     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      6

PART II.  OTHER INFORMATION

     ITEM 1.   Legal Proceedings                                        9

     ITEM 2.   Changes in Securities                                    9

     ITEM 3.   Defaults Upon Senior Securities                          9

     ITEM 4.   Submission of Matters to a Vote of Security Holders      9

     ITEM 5.   Other Information                                        9

     ITEM 6.   Exhibits and Reports of Form 8-K                         9

     Signatures                                                        10



                      PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

KESTREL ENERGY, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS as of September 30, 1998 and June 30, 1998
(Unaudited)


                                      September 30,            June 30,
ASSETS                                     1998                  1998
                                      --------------         -----------

CURRENT ASSETS:
  Cash and cash equivalents            $   229,870           $   372,194
  Short term investments                 1,732,301             2,330,831
  Accounts receivable                      189,273               166,568
  Due from related party                   461,015               393,175
  Other assets                              59,839                36,890
                                       -----------           -----------
        Total current assets             2,672,298             3,299,658
                                       -----------           -----------

PROPERTY AND EQUIPMENT, AT COST:
  Oil and gas properties, successful
    efforts method of accounting:
      Unproved                           1,153,602               688,779
      Proved                             4,126,815             4,219,282
      Furniture and equipment              130,468               130,468
                                       -----------           -----------
                                         5,410,885             5,038,529
  Accumulated depreciation and
    depletion                          (2,716,731)           (2,778,165)
                                       -----------           -----------
        Net property and equipment       2,694,154             2,260,364
                                       -----------           -----------

                                       $ 5,366,452           $ 5,560,022
                                       ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable, trade                $ 153,451             $ 139,989
  Accrued liabilities                       22,950                21,687
                                       -----------           -----------
        Total current liabilities          176,401               161,676
                                       -----------           -----------

STOCKHOLDERS' EQUITY:
  Preferred Stock, $1 par value;
    1,000,000 shares authorized,
    none issued at September 30, 1998            -                     -
  Common Stock, no par value;
    20,000,000 shares authorized,
    4,456,000 and 4,431,000
    issued and outstanding at
    September 30, 1998 and
    June 30, 1998, respectively         13,148,724            13,139,349
  Accumulated deficit                  (7,958,673)           (7,741,003)
                                        ----------            ----------
        Total stockholders' equity       5,190,051             5,398,346
                                        ----------            ----------

                                       $ 5,366,452           $ 5,560,022
                                       ===========           ===========



KESTREL ENERGY, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
September 30, 1998 and 1997
(Unaudited)

                                           1998                  1998
                                      --------------         -----------

REVENUE:
  Oil and gas sales                     $  206,421            $  221,476
  Interest                                  27,355                49,726
  Gain on sale of property and equipment         -                10,677
  Other income                              21,072                    62
                                        ----------            ----------
    TOTAL REVENUES                         254,848               281,941
                                        ----------            ----------

COSTS AND EXPENSES:
  Lease operating expenses                  66,034                97,875
  Dry holes, abandoned and impaired
    properties                              17,106                73,658
  Exploration expenses                     170,258               134,086
  Depreciation and depletion                57,495                25,517
  General and administrative               161,625               190,183
                                        ----------            ----------
    TOTAL COSTS AND EXPENSES               472,518               521,319
                                        ----------            ----------

    NET LOSS                           $ (217,670)           $ (239,378)
                                        ----------            ----------

    NET LOSS PER COMMON SHARE              $ (0.05)              $ (0.05)
                                        ==========            ==========
    WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING                 4,434,260             4,430,990
                                        ==========            ==========



KESTREL ENERGY, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
September 30, 1998 and 1997
(Unaudited)

                                           1998                  1998
                                      --------------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                               $ (217,670)           $ (239,378)

Adjustments to reconcile net income
  to net cash provided by operating
  activities:

Dry holes, abandoned and impaired
  properties                                12,373                12,373
Depreciation and depletion                  57,495                25,517
Gain on sale of property and equipment           -              (10,677)
(Increase) decrease in accounts
  receivable relating to operations       (22,705)                 7,246
(Increase) decrease in due from
  related party                           (67,840)                 6,307
(Increase) decrease in other
  current assets                          (22,949)              (24,578)
Increase (decrease) in accounts
  payable, trade                            13,462               (9,673)
Increase (decrease) in accounts
  payable, related party                         -              (23,972)
Increase (decrease) in accrued
  liabilities                                1,263                22,636
                                        ----------            ----------

        Net cash (used) by
        operating activities             (246,571)             (234,199)
                                        ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures/acquisition of
  properties                             (494,283)              (77,576)
Proceeds from sale of property and
  equipment                                      -                10,677
Redemption (purchase) of short-term
  investments                              598,530             (522,973)
                                        ----------            ----------

        Net cash provided (used) by
        investing activities               104,247             (589,872)
                                        ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from  excerise of stock
  options                                        -                 6,250
Common stock surrendered by officer              -              (21,655)
                                        ----------            ----------

Net cash used by financing activities            -              (15,405)
                                        ----------            ----------

Net (decrease) in cash and cash
  equivalents                            (142,324)             (839,476)

Cash and cash equivalents at the
  beginning of the period                  372,194             1,524,138
                                        ----------            ----------

Cash and cash equivalents at the
  end of the period                     $  229,870            $  684,662
                                        ==========            ==========
SELECTED NON CASH ACTIVITIES:

Total property acquisitions             $  503,658            $        -
Common stock used to acquire property      (9,375)                     -
                                        ----------            ----------

Net cash used to acquire property       $  494,283            $        -
                                        ==========            ==========



KESTREL ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.   Management Opinion

     These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

     In the opinion of management, the accompanying interim unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of September 30, 1998, the results of operations for the periods shown in the statements of operations, and the cash flows for the periods shown in the statements of cash flows. All adjustments made are of a normal recurring nature.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                      LIQUIDITY AND CAPITAL RESOURCES
                      -------------------------------

At September 30, 1998, the Company had working capital of $2,495,897. This compares to the Company's working capital of $3,137,982 as of June 30, 1998.

Net cash used by operating activities was $246,571 for the three months ending September 30, 1998, an increase of $12,372, over working capital used of $234,199 for the same period in 1997. Operating cash flows decreased during the first quarter due to lower oil and gas revenues and higher total expenses. The Company's accounts receivable increased $22,705 or 14% to $189,273 during the period as compared to an increase of $7,246, or 4% for the same period in 1997. The increase in receivables is primarily due to higher production volumes. Amounts due from related party increased $67,840 to $461,015 during the current quarter. The increase is a result of joint interest billings to VIctoria Petroleum USA, Inc. for the San Joaquin Joint Venture. In October, $394,086 of this amount was paid by Victoria Petroleum, USA. Other assets increased $22,949 or 62% to $59,839 during the quarter ended September 30, 1998.
The increase was due to the payment of insurance coverages extending into the year 2000. This compares to an increase of $24,578, or 284%, a year ago. The Company's accounts payable increased $13,462, or 10%, to $153,451 during the period versus a decrease of $9,673, or 6%, a year ago. The Company's accrued liabilities increased $1,263 or 6% to $22,950 for the quarter ended September 30, 1998. This compared to an increase of $22,636 or 132% for the same period a year ago.

Net cash provided by investing activities was $104,247 for the quarter ended September 30, 1998, versus cash used of $589,872 for the same period in 1997. The increase in cash flow from investing activities was attributable to redemptions by the Company of some of its short-term investments for working capital purposes. Property acquisitions included $20,750 to acquire an additional interest in the Lake Bouef Prospect, LaFourche Parish, Louisiana, $5,350 to continue development and completion of the CBM 24-15, coalbed methane well in the Hilight Field, Campbell County, Wyoming, approximately $7,700 to continue development of the Kaye Unit in Converse and Niobrara Counties, Wyoming, and approximately $469,850 to acquire and begin development of the Poitevent Prospect in Sweetwater County, Wyoming. In September, 1998 the Company acquired a 100% working interest in the Poitevent Prospect by issuing 25,000 shares of stock to Green River Resources, Inc. valued at $9,375 and a commitment to develop certain properties within the prospect.

No cash was provided or used from financing activities during the quarter ended September 30, 1998 versus cash used in financing activities of $15,405 for the quarter ended September 30, 1997.


                           RESULTS OF OPERATIONS
                           ---------------------

First Quarter Results
---------------------

The Company reported a loss of $217,670, or 5 cents per share, for the three month period ended September 30, 1998. This compares with a loss of $239,378, or 5 cents per share, for the same period a year ago. The loss in the current period is a result of lower oil and gas revenues and higher exploration expenses more fully described below.

The Company's revenues for the three months ended September 30, 1998 were $254,848 compared to $281,941 during the same period of 1997, a decrease of $27,093, or 10%. Revenues from oil and gas sales were $206,421 for the quarter ended September 30, 1998, a decrease of $15,055, or 7%, as compared to $221,476 for the same period in 1997. The decrease in oil and gas revenues, despite higher volumes of gas sold, was a result of lower oil and gas prices and lower volumes of oil sold compared to a year ago. Interest income decreased $22,371 or 45% to $27,355 from $49,726 a year ago. The decrease in interest income is attributable to the reduction in short-term investments.

The Company's total expenses decreased $48,801, or 9%, to $472,518 as compared to $521,319 a year ago. The decrease in overall expenses is primarily due to lower dry hole costs versus a year ago since the Company
did not participate in any drilling during the period.   Other income
increased to $21,072 for the period. Other income reflects overhead income charged to the Company's San Joaquin Joint Venture partner.

Production and operating expenses decreased $31,841, or 33%, to $66,034 versus $97,875 for the same period a year ago. The decrease in production and operating expenses was primarily due to lower operating expenses on the Pierce, Kuehne and Kaye Units as well as lower production taxes on oil and gas sales.

Dry holes, abandoned and impaired properties decreased $56,552, or 77%, to $17,106 from $73,658 a year ago. The decrease from year ago levels was attributable to lower dry hole expense as the Company did not participate in the drilling of any exploratory wells during the period. During the period, the Company impaired certain international permits at a cost of $12,374 and recorded additional dry hole costs on the Dewey #1 and Sylvester #1 of $4,732.

Exploration expenses increased $36,172, or 27%, to $170,258 from $134,086 a year ago. The increase is attributable to higher geological and geophysical costs on various prospects that the Company continues to evaluate in the San Joaquin Basin as well as other prospects not currently held by the Company.

General and Administrative costs decreased $28,558, or 15%, to $161,625 as compared to $190,183 for the same period a year ago. The decrease in overall expenses is attributable to significantly lower investor and public relations costs and lower travel costs.

                            THE YEAR 2000 ISSUE
                            -------------------

The Problem. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations of the Company and its suppliers and customers.

The Company's State of Readiness. The Company has instituted a Year 2000 Project. As a part of the Company's Year 2000 Project, the Company has evaluated its current computer systems, software and embedded technologies. The Company's internal systems and or programs are predominantly "off-the-shelf" products with Year 2000 versions now available. The Company's internal network, e-mail system and accounting and business process software have or will be updated utilizing vendor provided upgrades by June of 1999.

As part of the Company's Year 2000 Project, the Company plans to contact its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own Year 2000 Issue. The communications are planned to be completed by January, 1999. However, there can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company operations.

The Costs to Address the Company's Year 2000 Issues. Expenditures through September 30, 1998 that are related to the Year 2000 Project amounted to approximately $40,000 for a new accounting program and internal network, both of which are Year 2000 compliant. Management expects that the completion of its Year 2000 Project may result in additional expenditures but cannot accurately quantify these costs at this time.

The Risks Associated with the Company's Year 2000 Issues. The Company's failure to resolve Year 2000 Issues on or before December 31, 1999 could result in system failures or miscalculations causing disruption in operations, including among other things, a temporary inability to process transactions, send invoices, send and/or receive e-mail and voice mail, or engage in normal business activities. Additionally, failure of third parties upon whom the Company's business relies to timely remediate their Year 2000 Issues could result in disruptions in the Company's field operations, late, missed, or unapplied payments, and other general problems related to the Company's daily operations. While the Company believes its Year 2000 Project will adequately address the Company's internal Year 2000 issues, until the Company receives responses from a significant number of the Company's suppliers and customers, the overall risks associated with the Year 2000 issue remain difficult to accurately describe and quantify, and there can be no guarantee that the Year 2000 Issue will not have a material adverse effect on the Company and its operations.

The Company's Contingency Plan. The Company has not, to date, implemented a Year 2000 Contingency Plan. It is the Company's goal to have the major Year 2000 Issues resolved by June, 1999. However, the Company would expect to develop and implement a contingency plan by the end of March, 1999, in the event the Company's Year 2000 Project should fall behind schedule.

                        FORWARD LOOKING STATEMENTS
                        --------------------------

This report includes one or more statements, which state or otherwise indicate the Company's present belief or expectation concerning future events. Such statements are forward looking statements on which investors should not rely because they are subject to a wide variety of contingencies and based on a number of assumptions, which may not prove to be true. In particular, the Company's future success is highly dependent on the success of its exploratory drilling efforts, which cannot be safely predicted. In addition, the Company is highly dependent upon prevailing prices for petroleum products, its ability to attract and retain qualified personnel, as well as other risk factors affecting business generally, such as overall economic conditions, changes in tax and other laws and the effect of actions taken by competitors and regulatory authorities.

                       INFLATION AND CHANGING PRICES
                       -----------------------------

Inflation has not had a significant effect on the Company's results of operations. However, the constantly fluctuating price of crude oil and natural gas materially affects the Company's cash flow, either positively or negatively.

                        PART II  OTHER INFORMATION
                        --------------------------

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


                                        KESTREL ENERGY, INC.
                                        -----------------------------
                                        (Registrant)


Date:  November 13, 1998                /s/TIMOTHY L. HOOPS
       -----------------                ------------------------------
                                        Timothy L. Hoops
                                        President, Principal Executive
                                        Officer, and Director


Date:  November 13, 1998                /s/MARK A. BOATRIGHT
       -----------------                ------------------------------
                                        Mark A. Boatright
                                        Vice President - Finance,
                                        Principal Financial and Accounting
                                        Officer, and Director


                               EXHIBIT INDEX


No.       Description                             Method of Filing
---       -----------                             ----------------

27        Financial Data Schedule                 Filed herewith
                                                  electronically