Form 10-Q
period 1998-12-31
KESTREL ENERGY INC
filed 1999-02-16
CIK 312842

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the period ended         December 31, 1998

                                    or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the transition period from            to

                      Commission File Number:  0-9261

                           KESTREL ENERGY, INC.
          (Exact name of registrant as specified in its charter)

                  Colorado                               84-0772451
      -------------------------------                ------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)               Identification No.)

  999 18th Street, Suite 2490, Denver, CO                  80202
  ----------------------------------------           ------------------
  (Address of principal executive offices)               (Zip Code)

                              (303) 295-0344
            ---------------------------------------------------
           (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               X    Yes  No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of common stock, as of December 31, 1998:
4,456,000




                           KESTREL ENERGY, INC.
                             AND SUBSIDIARIES

                  INDEX TO UNAUDITED FINANCIAL STATEMENTS


PART I.     FINANCIAL INFORMATION                                   Page

   Item 1.  Consolidated Balance Sheets as of December 31, 1998
   and June 30, 1998                                                 3

   Consolidated Statements of Operations for the Three
   and Six months Ended December 31, 1998 and 1997                   4

   Consolidated Statements of Cash Flows for the Six
   Months Ended December 31, 1998 and 1997                           5

   Notes to Consolidated Financial Statements                        6

   Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations                               6


PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                        9

   Item 2.  Change in Securities                                     9

   Item 3.  Defaults Upon Senior Securities                          9

   Item 4.  Submission of Matters to a Vote of Security Holders      9

   Item 5.  Other Information                                        9

   Item 6.  Exhibits and Reports of Form 8-K                         9

   Signatures                                                        10



                       PART I. FINANCIAL INFORMATION
                       -----------------------------

ITEM 1.   Financial Statements

KESTREL ENERGY, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS as of December 31, 1998 and June 30, 1998

                                               (Unaudited)
                                               December 31,   June 30,
ASSETS                                             1998         1998
----------------------------------------       ------------ -----------
CURRENT ASSETS:
   Cash and cash equivalents                    $   504,584  $   372,194
   Short term investments                         1,291,153    2,330,831
   Accounts receivable                              177,188      166,568
   Due from related party                            54,342      393,175
   Other assets                                      46,414       36,890
                                                -----------  -----------
         Total current assets                     2,073,681    3,299,658
                                                -----------  -----------

PROPERTY AND EQUIPMENT, AT COST, NET:
   Oil and gas properties, successful efforts
      method of accounting:
         Unproved                                 1,817,118      688,779
         Proved                                   4,144,333    4,219,282
         Furniture and equipment                    137,260      130,468
                                                -----------  -----------
                                                  6,098,711    5,038,529
Accumulated depreciation and depletion          (2,906,324)  (2,778,165)
                                                -----------  -----------
         Net property and equipment               3,192,387    2,260,364
                                                -----------  -----------

                                                $ 5,266,068  $ 5,560,022
                                                ===========  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable, trade                      $   473,702  $   139,989
   Accrued liabilities                               22,968       21,687
                                                -----------  -----------
         Total current liabilities                  496,670      161,676
                                                -----------  -----------

STOCKHOLDERS' EQUITY:
   Preferred Stock, $1 par value;
      1,000,000 shares authorized, none
         issued                                           -            -
   Common Stock, no par value;
      20,000,000 shares authorized, 4,456,000
         and 4,431,000 issued and outstanding
         at December 31, 1998 and June 30,
         1998, respectively                      13,148,724   13,139,349
   Accumulated deficit                          (8,379,326)  (7,741,003)
                                                -----------  -----------
         Total stockholders' equity               4,769,398    5,398,346
                                                -----------  -----------

                                                $ 5,266,068  $ 5,560,022
                                                ===========  ===========




KESTREL ENERGY, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED December 31, 1998 and 1997
(Unaudited)

                           Three months ended       Six months ended
                              December 31,            December 31,
                             1998        1997        1998        1997
                          ----------  ----------  ----------  ----------
REVENUE:
  Oil and gas sales       $  168,269  $  242,175  $  374,690  $  463,651
  Interest                    34,368      63,039      61,723     112,765
  Gain on sale of
    property and
    equipment                      -           -           -      10,677
  Other income                17,427       3,647      38,499       3,709
                          ----------  ----------  ----------  ----------
      TOTAL REVENUES         220,064     308,861     474,912     590,802
                          ----------  ----------  ----------  ----------

COSTS AND EXPENSES:
  Production and
    operating expenses       114,202     124,391     180,236     222,266
  Exploration expenses       161,038     164,078     331,296     298,164
  Dry holes, abandoned
    and impaired
    properties               176,292     330,728     193,398     404,386
  Depreciation and
    depletion                 27,482      45,984      84,977      71,501
  General and
    administrative           161,703     198,554     323,328     388,737
                          ----------  ----------  ----------  ----------
      TOTAL COSTS AND
        EXPENSES             640,717     863,735   1,113,235   1,385,054
                          ----------  ----------  ----------  ----------

      NET LOSS            $(420,653)  $(554,874)  $(638,323)  $(794,252)
                          ----------  ----------  ----------  ----------
      BASIC AND DILUTED
        LOSS PER COMMON
        SHARE             $   (0.09) $    (0.13) $    (0.14) $    (0.18)
                          ==========  ==========  ==========  ==========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING         4,456,000   4,430,990   4,445,130   4,430,990
                          ==========  ==========  ==========  ==========




KESTREL ENERGY, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
December 31, 1998 and 1997
(Unaudited)

                                               December 31, December 31,
                                                   1998         1997
                                               -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                        $ (638,323)  $ (794,252)

Adjustments to reconcile net loss to
   net cash provided (used) by operating
   activities

Depreciation and depletion                           84,977       71,501
Dry holes, abandoned and impaired
   properties                                       186,889       24,746
Gain on sale of property and equipment,
   net                                                    -     (10,677)
(Increase) decrease in accounts receivable         (10,620)       14,084
(Increase) decrease in related party
   receivable                                       338,833     (11,258)
(Increase) in other current assets                  (9,524)     (18,244)
Increase in accounts payable, trade                 333,713      114,604
Increase in accrued liabilities                       1,281       47,419
(Decrease) in accounts payable to related
   party                                                  -     (23,972)
                                                -----------  -----------
Net cash provided (used) by operating
   activities                                       287,226    (586,049)
                                                -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures/acquisition of
   properties                                   (1,194,514)    (105,024)
Proceeds from sale of property and
   equipment                                              -       10,677
Redemption (purchase) of short-term
   investments, net                               1,039,678    (376,016)
                                                -----------  -----------

Net cash used by investing activities             (154,836)    (470,363)
                                                -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of common stock
   options                                                -        6,250
Common stock surrendered by officer                       -     (21,655)
                                                -----------  -----------

Net cash used by financing activities                     -     (15,405)
                                                -----------  -----------

Net increase (decrease) in cash and cash
   equivalents                                      132,390  (1,071,817)

Cash and cash equivalents at the beginning
   of the period                                    372,194    1,524,138
                                                -----------  -----------

Cash and cash equivalents at the end of the
   period                                       $   504,584  $   452,321
                                                ===========  ===========
SELECTED NON CASH ACTIVITIES:

Total property acquisitions                     $ 1,203,889  $         -
Common stock issued to acquire property             (9,375)            -
                                                -----------  -----------
Net cash used to acquire property               $ 1,194,514  $         -
                                                ===========  ===========




KESTREL ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

1.   Management Opinion

     These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

     In the opinion of management, the accompanying interim unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of December 31, 1998, the results of operations for the periods shown in the statements of operations, and cash flows for the periods shown in the statements of cash flows. All adjustments made are of a normal recurring nature.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      LIQUIDITY AND CAPITAL RESOURCES
                      -------------------------------

At December 31, 1998, the Company had working capital of $1,577,011. This compares to the Company's working capital of $3,137,982 as of June 30, 1998. The decrease in working capital during the period is attributable to the net loss incurred by the Company and to the use of working capital for capital expenditures and acquisition of properties.

Net cash provided by operating activities was $287,226 for the six months ended December 31, 1998, an increase of $873,275 over net cash used of $586,049 a year ago. The increase in operating cash flows resulted primarily from the receipt of receivables from a related party and an increase in accounts payable during the period. Additionally, the Company's net loss decreased substantially as compared to the prior year. The Company's accounts receivable increased $10,620 or 6% to $177,188 during the period as compared to a decrease of $14,084 or 9% for the same period a year ago. The increase in receivables from year ago levels is a result of higher joint interest billings and not oil or gas revenues. Amounts due from related party decreased $338,833 or 86% to $54,342 versus an increase of $11,258 a year ago. The decrease is a result of payment of joint interest billings by Victoria Petroleum USA, Inc. Other assets increased $9,524 or 26% to $46,414 during the period versus an increase of $18,244 or 211% a year ago. The increase for the period is due to the payment of insurance premiums covering the fiscal year ending in June 1999. Accounts payable increased $333,713 or 238% to $473,702 for the period versus an increase of $114,604 or 69% a year ago. The increase in accounts payable is attributable to costs incurred to acquire non-producing property during the second quarter of fiscal 1999 and not paid as of December 31, 1998. The Company's accrued liabilities increased $1,281 or 6% to $22,968 during the period versus an increase of $47,419 or 276% a year ago.

Net cash used by investing activities was $154,836, for the six month period ended December 31, 1998, versus the cash used of $470,363 for the same period in 1997. The decrease in cash flow used in investing activities was attributable to redemptions by the Company of short-term investments, in the amount of $1,039,678 for working capital purposes. Property acquisitions included $21,250 to acquire an additional interest in the Lake Bouef Prospect, LaFourche Parish, Louisiana, $18,000 to continue development and completion of the CBM 24-15, coalbed methane well in the Hilight Field, Campbell County, Wyoming, approximately $18,200 to continue development of the Kaye Unit in Converse and Niobrara Counties, Wyoming and approximately $1,133,500 to acquire and begin development of the Poitevent and Dines Prospects in Sweetwater County, Wyoming. In September 1998 the Company acquired a 100% working interest in the Poitevent Prospect by issuing 25,000 shares of stock to Green River Resources, Inc. valued at $9,375 and a commitment to develop certain properties within the prospect. Additional purchases included $6,800 for computers and related equipment and $6,150 for various leases acquired in the San Joaquin Basin.

No cash was provided or used from financing activities during the six month period ended December 31, 1998 versus cash used in financing activities of $15,405 for the period ended December 31, 1997.



                           RESULTS OF OPERATIONS
                           ---------------------


Second Quarter Results
----------------------

The Company reported a loss of $420,653, or 9 cents per share, for the three-month period ended December 31, 1998. This compares with a loss of $554,874, or 13 cents per share, for the same period a year ago. The decrease in net loss versus a year ago is attributable to lower dry hole and general and administrative expenses.

The Company's revenues for the three month period ended December 31, 1998 were $220,064 compared to $308,861 during the same period of 1997, a decrease of $88,797 or 29%. Revenue from oil and gas sales was $168,269 for the period ended December 31, 1998, a decrease of $73,906, or 31%, as compared to $242,175 for the same period in 1997. The decrease in oil and gas revenues, despite higher volumes of gas sold, was a result of significantly lower oil and gas prices and lower volumes of oil sold compared to a year ago. Interest income decreased $28,671 or 45% to $34,368 from $63,039 a year ago. The decrease in interest income is attributable to the reduction of short-term investments, as investments have been liquidated to meet cash flow requirements. Other income increased $13,780 to $17,427 during the period versus $3,647 a year ago. Other income reflects overhead income charged to the Company's San Joaquin Joint Venture partner.

The Company's total expenses decreased $223,018, or 26%, to $640,717 as compared to $863,735 a year ago. The decrease in overall expenses is due to lower dry hole and administrative expenses.

Production and operating expenses decreased $10,189, or 8%, to $114,202 versus $124,391 for the same period a year ago. The decrease in production and operating expenses was primarily due to lower operating expenses on the Pierce, Kuehne Ranch and Kaye Units as well as lower production taxes on oil and gas sales.

Dry holes, abandoned and impaired properties decreased $154,436, or 47%, to $176,292 from $330,728 a year ago. The decrease from year ago levels was attributable to lower dry hole expense as the Company did not participate in the drilling of any exploratory wells during the period. The Company recorded $162,143 of impairment expense for the three month period ended December 31, 1998 in accordance with FASB 121, Impairment of Long-Lived Assets, due to significantly lower oil and gas prices as of December 31, 1998. During the period, the Company impaired certain international permits at a cost of $12,374 and recorded additional dry hole costs on the Dewey #1 and Sylvester #1 of $1,775.

Exploration expenses decreased $3,040 or 2%, to $161,038 from $164,078 a year ago.

General and Administrative costs decreased $36,851, or 19%, to $161,703 as compared to $198,554 for the same period a year ago. The decrease in overall expenses is attributable to significantly lower investor and public relations costs and lower travel costs.


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

The Company's State of Readiness. The Company has instituted a year 2000 project. As a part of the Company's year 2000 project, the Company has evaluated its current computer systems, software and embedded technologies. The Company's internal systems and or programs are predominantly "off-the-shelf" products with year 2000 versions now available. The Company's internal network, e-mail system and accounting and business process software have been updated to be year 2000 compliant utilizing vendor provided upgrades.

As part of the Company's year 2000 project, the Company will contact its most significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own year 2000 issue. However, there can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company operations.

The Costs to Address the Company's Year 2000 Issues. Expenditures through December 31, 1998 that can be attributed, at least in part, to the year 2000 project were to approximately $40,000 for a new accounting program and internal network, both of which are year 2000 compliant based on vendor assertions. Management expects that the completion of its year 2000 project may result in additional expenditures but cannot accurately quantify these costs at this time.

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

The Company's Contingency Plan. The Company has not, to date, developed a year 2000 contingency plan. It is the Company's goal to have the major year 2000 issues resolved by June, 1999. However, the Company would expect to develop and implement a contingency plan by the end of March, 1999, in the event the Company's year 2000 project should fall behind schedule.

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

                       INFLATION AND CHANGING PRICES
                       -----------------------------

Inflation has not had a significant effect on the Company's results of operations. However, the constantly fluctuating price of crude oil and natural gas materially affects the Company's cash flows, both positively and negatively.


                        PART II.  OTHER INFORMATION
                        ---------------------------

ITEM 1.   LEGAL PROCEEDINGS
               Not applicable

ITEM 2.   CHANGES IN SECURITIES

               On October 29, 1998, the Company issued 25,000 restricted shares of the Company's no par value Common Stock to Green River Resources, Inc. in exchange for a 100% working interest in the Poitevent Prospect in Sweetwater County, Wyoming and a commitment to develop certain properties within the Prospect. The aggregate value of the shares as determined by the Board of Directors on September 18, 1998 was $9,375. For this sale, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. The securities sold were offered for investment only and not for the purposes of resale or distribution, and the transfer thereof was appropriately restricted by the Company.

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



                                     KESTREL ENERGY, INC.
                                     -------------------------------------
                                     (Registrant)

Date:                                /s/TIMOTHY L. HOOPS
                                     -------------------------------------
                                     Timothy L. Hoops
                                     President, Principal Executive
                                     Officer, and Director

Date:                                /s/MARK A. BOATRIGHT
                                     -------------------------------------
                                     Mark A. Boatright
                                     Vice President - Finance, Principal
                                     Financial and Accounting Officer, and
                                     Director