Form 10-Q
period 1999-03-31
KESTREL ENERGY INC
filed 1999-05-17
CIK 312842

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                              For the period ended     March 31, 1999
                                                       --------------

                                    or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the transition period from ---------- to

                      Commission File Number: 0-9261

                           KESTREL ENERGY, INC.
                           ---------------------
          (Exact name of registrant as specified in its charter)

          Colorado                                84-0772451
------------------------------          -----------------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)

999 18th Street, Suite 2490,
          Denver, CO                              80202
------------------------------          ------------------------------
(Address of principal                           (Zip Code)
 executive offices)

                              (303) 295-0344
                       -----------------------------
           (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        [X]  Yes          [  ]  No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

             The number of shares outstanding of common stock,
                   as of March 31, 1999:      4,456,000
                                             -----------

                           KESTREL ENERGY, INC.
                             AND SUBSIDIARIES

                  INDEX TO UNAUDITED FINANCIAL STATEMENTS


PART I.   FINANCIAL INFORMATION                                  Page
                                                                 ----

     Item 1.   Unaudited Consolidated Balance Sheets
               as of March 31, 1999 and June 30, 1998              3

               Unaudited Consolidated Statements of
               Operations for the Three and Nine months
               Ended March 31, 1999 and 1998                       4

               Unaudited Consolidated Statements of
               Cash Flows for the Nine Months Ended
               March 31, 1999 and 1998                             5

               Notes to Unaudited Consolidated
               Financial Statements                                6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                       6


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                   10

     Item 2.   Change in Securities                                10

     Item 3.   Defaults Upon Senior Securities                     10

     Item 4.   Submission of Matters to a Vote
               of Security Holders                                 10

     Item 5.   Other Information                                   10

     Item 6.   Exhibits and Reports of Form 8-K                    10

     Signatures                                                    11








                       PART I. FINANCIAL INFORMATION
                       -----------------------------

ITEM 1.   Financial Statements
------

KESTREL ENERGY, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS as of March 31, 1999 and June 30, 1998

                                             (Unaudited)
                                              March 31,       June 30,
ASSETS                                           1999           1998
-------------------------------             -------------   ------------

CURRENT ASSETS:
  Cash and cash equivalents                 $   479,714    $   372,194
  Short term investments                        349,177      2,330,831
  Accounts receivable                           162,076        166,568
  Due from related party                        175,057        393,175
  Other assets                                   57,141         36,890
                                            -----------    -----------
          Total current assets                1,223,165      3,299,658
                                            -----------    -----------

PROPERTY AND EQUIPMENT, NET AT COST:
  Oil and gas properties, successful
     efforts method of accounting:
       Unproved                               1,947,176        688,779
       Proved                                 4,171,935      4,219,282
       Furniture and equipment                  137,904        130,468
                                            -----------    -----------
                                              6,257,015      5,038,529
  Accumulated depreciation and depletion    (2,886,841)    (2,778,165)
                                            -----------    -----------
       Net property and equipment             3,370,174      2,260,364
                                            -----------    -----------

       Total assets                         $ 4,593,339    $ 5,560,022
                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable, trade                    $   66,591    $   139,989
  Accrued liabilities                            33,375         21,687
                                            -----------    -----------
       Total current liabilities                 99,966        161,676
                                            -----------    -----------

STOCKHOLDERS' EQUITY:
  Preferred Stock, $1 par value;
       1,000,000 shares authorized,
       none issued
  Common Stock, no par value;
       20,000,000 shares authorized,
       4,456,000 and 4,431,000 issued
       and outstanding at March 31, 1999
       and June 30, 1998, respectively       13,148,724     13,139,349
  Accumulated deficit                       (8,655,351)    (7,741,003)
                                            -----------    -----------
       Total stockholders' equity             4,493,373      5,398,346
                                            -----------    -----------

                                            $ 4,593,339    $ 5,560,022
                                            ===========    ===========


KESTREL ENERGY, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED March 31, 1999 and 1998
(Unaudited)

                            Three months ended       Nine months ended
                                March 31,                March 31,
                             1999         1998        1999        1998
                          ----------   ----------  ----------  ----------

REVENUE:
  Oil and gas sales       $  158,404   $  246,656  $  533,094  $  710,307
  Interest                    11,592       40,063      73,315     152,828
  Gain (loss) on sale of
   property and equipment      (788)            -       (788)      10,677
  Other income                12,967       64,471      51,466      68,180
                          ----------   ----------  ----------  ----------
       TOTAL REVENUES        182,175      351,190     657,087     941,992
                          ----------   ----------  ----------  ----------

COSTS AND EXPENSES:
  Production and operating
    expenses                 148,064       98,800     328,300     321,266
  Exploration expenses        46,002      198,225     377,298     496,389
  Dry holes, abandoned and
    impaired properties       12,374      108,000     205,772     512,386
  Depreciation and
    depletion                 30,818       46,533     115,795     118,034
  General and
    administrative           220,942      207,212     544,270     595,949
                          ----------   ----------  ----------  ----------
       TOTAL COSTS
         AND EXPENSES        458,200      658,770   1,571,435   2,043,824
                          ----------   ----------  ----------  ----------


       NET LOSS          $ (276,025)  $ (307,580)  $ (914,348$(1,101,832)
                          ----------   ----------  ----------  ----------

       BASIC AND DILUTED
       LOSS PER COMMON
       SHARE              $    (0.06)  $    (0.07) $    (0.20) $    (0.25)
                          ==========   ==========  ==========  ==========


       WEIGHTED AVERAGE
       COMMON SHARES
       OUTSTANDING         4,456,000    4,419,634   4,448,701   4,419,634
                          ==========   ==========  ==========  ==========


KESTREL ENERGY, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
March 31, 1999 and 1998
(Unaudited)

                                                 1999             1998
                                             -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                    $ (914,348)    $ (1,101,832)

Adjustments to reconcile net loss to
  net cash provided (used) by operating
  activities

Depreciation and depletion                      115,795          118,034
Dry holes, abandoned and impaired
   properties                                   199,263           37,122
(Gain) loss on sale of property and
   equipment, net                                   788         (10,677)
(Increase) decrease in accounts receivable        4,492            5,063
(Increase) decrease in related party
   receivable                                   218,118        (110,477)
(Increase) in other current assets             (20,251)         (20,866)
Increase (decrease) in accounts
   payable, trade                              (73,398)           63,290
Increase (decrease) in accrued liabilities       11,688             (83)
(Decrease) in accounts payable to
   related party                                      -         (23,972)
                                            ------------     ------------

Net cash (used) by operating activities       (457,853)      (1,044,398)
                                            ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures/acquisition
   of properties                            (1,417,281)        (334,189)
Proceeds from sale of property
   and equipment                                  1,000           10,677
Redemption (purchase) of short-term
   investments, net                           1,981,654          185,706
                                            ------------     ------------

Net cash provided and (used) by
   investing activities                         565,373        (137,806)
                                            ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of common stock options        -            6,250
Common stock surrendered by officer                   -         (21,655)
                                            ------------     ------------

Net cash used by financing activities                 -         (15,405)
                                            ------------     ------------

Net increase (decrease) in cash and
   cash equivalents                             107,520      (1,197,609)

Cash and cash equivalents at the beginning
   of the period                                372,194        1,524,138
                                            ------------     ------------

Cash and cash equivalents at the
   end of the period                           $479,714         $326,529
                                            ============     ============

SELECTED NON CASH ACTIVITIES:

Total property acquisitions                  $1,426,656      $         -
Common stock issued to acquire property         (9,375)                -
                                            ------------     ------------
Net cash used to acquire property            $1,417,281      $         -
                                            ============     ============




KESTREL ENERGY, INC.

                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------

1.   Management Opinion

     These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

     In the opinion of management, the accompanying interim unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of March 31, 1999, the results of operations for the periods shown in the statements of operations, and cash flows for the periods shown in the statements of cash flows. All adjustments made are of a normal recurring nature.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      LIQUIDITY AND CAPITAL RESOURCES
                      -------------------------------

At March 31, 1999, the Company had working capital of $1,123,199. This compares to the Company's working capital of $3,137,982 as of June 30, 1998. The decrease in working capital during the period is attributable to the net loss incurred by the Company and to the use of working capital for operations and acquisition of unproved properties.

Net cash used by operating activities was $457,853 for the nine months ended March 31, 1999, an increase of $586,545 over net cash used of $1,044,398 a year ago. The increase in operating cash flows resulted primarily from the payment of receivables from a related party, an increase in accrued liabilities, a non-cash adjustment for property impairment, and a lower net loss as compared to the prior year. The Company's accounts receivable decreased $4,492, or 3%, to $162,076 during the nine month period as compared to a decrease of $5,063, or 3%, for the same period a year ago. Amounts due from related party decreased $218,118, or 55%, to $175,057 versus an increase of $110,477 a year ago. The decrease is a result of the payment of joint interest billings by Victoria Petroleum USA, Inc. Other assets increased $20,251, or 55%, to $57,141 during the period versus an increase of $20,866, or 241%, a year ago. The increase for the period is due to the payment of insurance premiums covering the fiscal year ending in June 1999 and prepayment of drilling costs of approximately $8,500. Additionally, the Company acquired a 16.67% interest for $8,438 in Farpuri (PNG) Limited, which was formed to hold a 4.22% working interest in the Tumuli #1 well on PPL 106/213 in Papua New Guinea. Accounts payable decreased $73,398, or 52%, to $66,591 for the period versus an increase of $39,318, or 20%, a year ago. The decrease in accounts payable is primarily attributable to the lower exploration and drilling activity by the Company. The Company's accrued liabilities increased $11,688, or 54%, to $33,375 during the period versus a decrease of $83 a year ago. The increase in accrued liabilities was primarily attributable to an increase in revenue distributions payable on the Dines Unit in Wyoming.

Net cash provided by investing activities was $565,373 for the nine month period ended March 31, 1999, versus cash used of $137,806 for the same period in 1998. The increase in cash flow provided by investing activities was attributable to redemptions by the Company of short-term investments in the amount of $1,981,654 for working capital purposes. Property acquisitions included $19,000 to acquire an additional interest in the Lake Bouef Prospect, LaFourche Parish, Louisiana and $56,000 to drill a developmental well on the Lake Bouef Prospect in March 1999. The well encountered engineering problems and the Company is currently reviewing its options regarding additional work, which may be required to finalize the completion of the well. The Company expended $23,500 to continue development and completion of the CBM 24-15, a coalbed methane well in the Hilight Field, Campbell County, Wyoming, approximately $19,700 to continue development of the Kaye Unit in Converse and Niobrara Counties, Wyoming and approximately $1,295,000 to acquire and begin development of the Poitevent and Dines Prospects in Sweetwater County, Wyoming. In September 1998, the Company acquired a 100% working interest in the Poitevent Prospect by issuing 25,000 shares of stock to Green River Resources, Inc. valued at $9,375 and a commitment to develop certain properties within the prospect. Additional purchases included $7,400 for computers and related equipment and $6,100 for various leases acquired in the San Joaquin Basin. The Company sold its 10% working interest in the Edna Dupplechain well located in St. Landry Parish, Louisiana for $1,000 in January 1999.

No cash was provided by or used from financing activities during the nine month period ended March 31, 1999 versus cash used in financing activities of $15,405 for the period ended March 31, 1998.


                           RESULTS OF OPERATIONS
                           ---------------------

The Company reported a loss of $276,025, or 6 cents per share, for the three month period ended March 31, 1999. This compares with a loss of $307,580, or 7 cents per share, for the same period a year ago. The decrease in net loss versus a year ago is attributable to significantly lower overall costs, despite substantially lower oil and gas revenues for the quarter ended March 31, 1999.

The Company reported a loss of $914,348, or 20 cents per share, for the nine months ended March 31, 1999. This compares with a loss of $1,101,832, or 25 cents per share, a year ago. The decrease in loss is attributable to lower overall expenses despite a 30% decline in the Company's revenue for the nine month period.

The Company's revenues for the three month period ended March 31, 1999 were $182,175 compared to $351,190 during the same period of 1998, a decrease of $169,015, or 48%. Revenue from oil and gas sales was $158,404 for the period ended March 31, 1999, a decrease of $88,252, or 36%, as compared to $246,656 for the same period in 1998. The decrease in oil and gas revenues, despite higher volumes of gas sold, was a result of significantly lower oil and gas prices and lower volumes of oil sold compared to a year ago. Interest income decreased $28,471, or 71%, to $11,592 from $40,063 a year ago. The decrease in interest income is attributable to the reduction of short-term investments, as these investments have been liquidated to meet cash flow requirements. Other income decreased $51,504 to $12,967 during the period versus $64,471 a year ago. Other income reflects overhead charged to the Company's San Joaquin Joint Venture partner. Other income a year ago reflected seven months of overhead charges to our San Joaquin Joint Venture partner versus three months in the current period.

The Company's total revenues for the nine month period ended March 31, 1999 were $657,087 compared to $941,992 during the same period in 1998, a decrease of $284,905, or 30%. Revenue from oil and gas sales was $533,094 for the nine months ended March 31, 1999, a decrease of 177,213, or 25%, as compared to $710,307 a year ago. The decrease in oil and gas sales was primarily attributable to significantly lower oil and gas prices and lower volumes of oil sold. Interest income declined to $73,315 to the nine months ended March 31, 1999 versus $152,828 a year ago. The decrease of $79,513, or 52%, is attributable to the reduction of short-term investments, as investments have been liquidated to meet cash flow requirements. Other income decreased $16,714, or 25%, to $51,466 for the nine months ended March 31, 1999 as compared to $68,180 a year ago. The decrease in other income reflects lower overhead charges to our San Joaquin Joint Venture partner due to the reduction in exploration activity in the San Joaquin Basin.

The Company's total expenses for the third quarter decreased $200,570, or 30%, to $458,200 as compared to $658,770 a year ago. The decrease in overall expenses is due to lower dry hole and exploration expenses as the Company has reduced its activity in the San Joaquin Basin due to continued weakness in the prices of oil and gas.

Total expenses for the nine months ended March 31, 1999 decreased
$472,389, or 23%, to $1,571,435 versus $2,043,824 a year ago.  The reduction in overall expenses is a result of lower exploration expenses and dry hole costs as the Company has reduced its exploration activity and to cost cutting measures implemented by the Company.

Production and operating expenses for the three month period increased $49,264, or 50%, to $148,064 versus $98,800 for the same period a year ago. The increase in production and operating expenses was due to higher lease operating and workover costs on the Dines Unit in Wyoming, of approximately $29,000 and a one-time payment of production expenses on the Grady Unit.

For the nine months ended March 31, 1999, production and operating expenses rose $7,034, or 2%, to $328,300 as compared to $321,266 a year ago. Lease operating and workover costs increased on the Dines Unit in Wyoming, offsetting reductions of lease operating expenses on the Pierce Unit in Wyoming and the elimination of expense for the abandoned Kuehne Ranch Unit a year ago.

Exploration expenses for the quarter ended March 31, 1999 decreased $152,223, or 77%, to $46,002 from $198,225 a year ago. The reduction is attributable to a reduction of the Company's emphasis on exploration due to significantly lower oil and gas prices.

For the nine months ended March 31, 1999 exploration expenses decreased $119,091, or 24%, to $377,298, versus $496,389 a year ago. The decrease is primarily attributable to the reduction in exploration activity domestically as a result of significantly lower oil and gas prices. The Company continues to review potential exploration projects.

Dry holes, abandoned and impaired properties expense for the third quarter decreased $95,626, or 89%, to $12,374 from $108,000 a year ago. The decrease from year ago levels was attributable to lower dry hole expense. The Company participated in three wells during the quarter ended March 31, 1999. The Sage-1 was drilled successfully on the WA-254-P permit in Australia's offshore Carnarvon Basin in March 1999, at an estimated cost of $42,300 to the Company. The well is currently shut-in pending further development on the permit by the Company and other working interest owners. The Company estimates an additional $300,000 from the Company will be required for further development and completion of the well. The Company also drilled a developmental well on the Lake Boeuf Prospect in LaFourche, Louisiana in March 1999, as previously discussed under liquidity and capital resources. During the period, the Company impaired certain international permits at a cost of $12,374.

Dry holes, abandoned and impaired properties expense declined $306,614, or 60%, to $205,772 for the nine months ended March 31, 1999 versus $512,386 a year ago. The decrease in dry hole expenses during the nine month period is attributable to the reduction in drilling activity by the Company both domestically and internationally due to slumping oil and gas prices. During the period, the Company impaired certain international permits at a cost of $37,122.

General and Administrative costs for the three months ended March 31, 1999 increased $13,730, or 7%, to $220,942 as compared to $207,212 for the same period a year ago. The increase in overall expenses is attributable to higher insurance costs and building rent.

The Company's general and administrative expenses for the nine months ended March 31, 1999 decreased $51,679, or 9%, to $544,270 as compared to $595,949 a year ago. The decrease is attributable to various cost cutting measures adopted by the Company as a result of low oil and gas prices.
The Company was able to reduce investor relation cost by approximately $41,000 and reduced costs for outside geological consultants.


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

During the period ended March 31, 1999, the Company completed its Year 2000 survey of its significant vendors and suppliers. The Company surveyed 36 companies in all, and 23, or 64%, responded. Overall results of the Company's survey indicated that a significant number of those suppliers and vendors who responded are currently compliant or had taken steps to become internally compliant regarding operating systems by October of 1999. Additionally, most respondents indicated that they could not make any guarantees for outside and third party suppliers and vendors regarding their Year 2000 compliance. However, there can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company operations.

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. Expenditures through March 31, 1999 that can be attributed, at least in part, to the year 2000 project were to approximately $40,000 for a new accounting program and internal network, both of which are year 2000 compliant based on vendor assertions. Management does not expect that the completion of its year 2000 project will result in significant additional expenditures but cannot accurately quantify these costs at this time.

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

THE COMPANY'S CONTINGENCY PLAN. The Company has not, to date, developed a year 2000 contingency plan. It is the Company's goal to have the major year 2000 issues resolved by June 1999. However, the Company would expect to develop and implement a contingency plan by the end of June, 1999, in the event the Company's year 2000 project should fall behind schedule.

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


ITEM 1.   LEGAL PROCEEDINGS
               Not applicable

ITEM 2.   CHANGES IN SECURITIES
               Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
               Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               At the Company's annual meeting of shareholders on February 24, 1999, in Denver, Colorado, the Company's shareholders elected Timothy L. Hoops, Robert J. Pett, Mark A. Boatright, John T. Kopcheff, Kenneth W. Nickerson, and Mark A. E. Syropoulo to the Company's Board of Directors. The shareholders also approved KPMG LLP as the Company's independent certified public accountants and auditors for the year ending June 30, 1999, and approved certain amendments to the nonqualified stock option plan to increase the number of shares reserved under the plan to 1,200,000 from 1,000,000.

               There were 4,456,000 shares of the Company's Common Stock issued and outstanding, of which 4,456,000 were entitled to vote at the meeting. Of that number, 2,350,230 were present in person or by proxy at the meeting. With respect to the election of directors, the votes were as follows: Mr. Hoops - 2,348,923 shares in favor, 1,307 withheld; Mr. Pett - 2,348,903 shares in favor, 1,327 withheld; Mr. Boatright - 2,348,923 shares in favor, 1,307 withheld; Mr. Kopcheff - 2,348,903 shares in favor, 1,327 withheld; Mr. Nickerson - 2,348,903 shares in favor, 1,327 withheld and Mr. Syropoulo - 2,348,923 shares in favor, 1,307 withheld. The selection of KPMG LLP received a vote of 2,323,610 shares for, 112 against and 26,508 abstaining. The amendments to the nonqualified stock option plan were approved, with 2,303,246 shares for, 21,382 against and 25,602 abstaining. Abstentions and broker non-votes were counted for purposes of establishing a quorum only. Only those votes cast for the election of directors and the other proposals were counted as voted in favor or affirmative votes.

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



                                   KESTREL ENERGY, INC.
                                   --------------------------------------
                                   (Registrant)

Date:     May 17, 1999             /s/TIMOTHY L. HOOPS
     -----------------------       --------------------------------------
                                   Timothy L. Hoops
                                   President, Principal Executive
                                   Officer, and Director

Date:     May 17, 1999             /s/MARK A. BOATRIGHT
     -----------------------       --------------------------------------
                                   Mark A. Boatright
                                   Vice President - Finance,
                                   Principal Financial and Accounting
                                   Officer, and Director


                               EXHIBIT INDEX


No.       Description                   Method of Filing
---       -----------                   ----------------

27        Financial Data Schedule       Filed herewith electronically