Form 10-K
period 1999-06-30
KESTREL ENERGY INC
filed 1999-09-29
CIK 312842

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

(Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended June 30, 1999 or

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

999 - 18th Street, Suite 2490
Denver, Colorado                                    80202
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (303) 295-0344

Securities registered pursuant to Section 12(b) of the Act:

                                   None

Securities registered pursuant to Section 12(g) of the Act:

                            Title of Each Class
                            -------------------
                        COMMON STOCK, NO PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     [ X ]....... YES    .......[   ]....... NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At August 31, 1999 6,336,000 common shares (the registrant's only class of voting stock) were outstanding. The aggregate market value of the 5,066,869 common shares of the registrant held by nonaffiliates on that date (based upon the mean of the closing bid and asked price on the NASDAQ system) was $7,600,304.



                             TABLE OF CONTENTS

PART I .............................................................  3

ITEM 1.   BUSINESS .................................................  3
  GENERAL DESCRIPTION OF BUSINESS ..................................  3
  RECENT ACTIVITIES ................................................  3
  OPERATIONS AND POLICIES ..........................................  3
ITEM 2.   PROPERTIES ...............................................  4
  OIL AND GAS INTERESTS ............................................  5
  ROYALTY INTERESTS UNDER PRODUCING PROPERTIES .....................  4
  PERMIT OBLIGATIONS ...............................................  6
  DRILLING ACTIVITIES ..............................................  8
  FARMOUT AGREEMENTS ...............................................  9
  OIL AND GAS PRODUCTION, PRICES AND COSTS .........................  9
  CUSTOMERS ........................................................  4
  OFFICE FACILITIES AND ADMINISTRATIVE SERVICES ....................  4
ITEM 3.   LEGAL PROCEEDINGS ......................................... 4
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....... 4


PART II ............................................................. 10

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS ..........................  4
  OUTSTANDING SHARES OF COMMON STOCK ...............................  4
  STOCK PRICE ......................................................  4
  DIVIDEND POLICY ..................................................  4
ITEM 6.   SELECTED FINANCIAL DATA ................................... 4
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ....................... 4
  LIQUIDITY AND CAPITAL RESOURCES.................................... 4
  RESULTS OF OPERATIONS.............................................. 4
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. 4
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ............... 4
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE .................... 4


PART III ............................................................ 16

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ........ 4
ITEM 11.  EXECUTIVE COMPENSATION .................................... 4
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT ............................................ 4
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ............ 4

PART IV ............................................................. 16

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K ....................................... 4

SIGNATURES .......................................................... 18



                                  PART I
                                  ------

ITEM 1.  BUSINESS.

GENERAL DESCRIPTION OF BUSINESS
- -------------------------------

Kestrel Energy, Inc. (the "Company") was incorporated under the laws of the State of Colorado on November 1, 1978. The Company's principal business at this time is the acquisition, either alone or with others, of interests in proved developed producing oil and gas leases, and exploratory and developmental drilling. The Company has pursued an aggressive exploration program over the last few years, which it plans to continue during fiscal 2000.

The Company presently owns oil and gas interests in the states of California, Louisiana, New Mexico, Oklahoma, South Dakota, Texas, and Wyoming.

The Company has also owns interests in Petroleum Prospecting License PPL 213 (formerly PPL 106) and PPL 202 in Papua New Guinea and Exploration Permit EP 325, EP 359, WA-254-P, and WA-261-P in Australia. To date, the Company has: (i) a 2.04% working interest in PPL 213 in Papua New Guinea;
(ii) a 5% working interest in PPL 202 in Papua New Guinea; (iii) a 3.75% working interest in EP 359; (iv) a 2.5% working interest in WA-254-P in Western Australia; (v) a 2.5% working interest in WA-261-P in Western Australia; and (vi) a 2% interest in EP 325 in Western Australia, respectively. The Company believes that the international permits diversify its drilling program. The Company's obligations relating to the international permits are more fully described in Item 2, Properties, under Permit Obligations.

The Company, through its wholly owned subsidiary, Kestrel Energy
California, Inc., has a 50% working interest in certain petroleum leases in California's San Joaquin Basin. The area of interest totals approximately 6,500 acres net to Kestrel, seismic data covering 16,000 miles, well data from 3,800 wells as well as technical interpretations of that information from Ampolex (USA), Inc.

RECENT ACTIVITIES
- -----------------

The Company participated in drilling one well during the fourth quarter of fiscal 1999. The Tumuli #1 was drilled on PPL 213 (formerly PPL 106) in May, 1999 and was abandoned as a dry hole at an approximate cost to the Company of $133,277. The Company also initiated the drilling of the UPRC 27-3 test well on August 13, 1999. This 45 day well has a planned total depth of approximately 15,800 ft. The well is being drilled to test three formations which include the Dakota, Muddy and Frontier on the Greens Canyon Prospect, Wyoming.

OPERATIONS AND POLICIES
- -----------------------

The Company currently is focusing its exploration, acquisition and development opportunities in Wyoming, the San Joaquin Basin in California, and the Western Shelf of Australia. However, the acquisition, development, production and sale of oil and gas acreage are subject to many factors outside the Company's control. These factors include worldwide and domestic economic conditions; proximity to pipelines; existing oil and gas sales contracts on properties being evaluated; the supply and price of oil and gas as well as other energy forms; the regulation of prices, production, transportation and marketing by federal and state governmental authorities; and the availability of, and interest rates charged on, borrowed funds.

Historically, in attempting to acquire, explore and drill for oil and gas leases, the Company has often been at a competitive disadvantage since it had to compete with many companies and individuals with greater capital and financial resources and larger technical staffs. The Company is attempting to alleviate some of these problems by forming acquisition joint ventures with other companies, including its affiliate, Victoria International Petroleum N.L. These joint ventures allow the Company access to more acquisition candidates and enable the Company to share the evaluation and other costs among the venture partners. One example is the Company's joint venture with Black Coral, LLC in connection with the development of the Company's recently acquired San Joaquin properties, whereby Black Coral provides ongoing geological and geophysical consulting regarding prospects and potential wells in the San Joaquin Basin.

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

The Company has five full-time employees, including the Company's President, Timothy L. Hoops. The Company also hires outside professional consultants to handle certain additional aspects of the Company's
business.    With the addition of Black Coral, LLC, the burden on the
Company from such outside contractors has substantially increased along with the Company's comparably increased exploration activity, largely in the San Joaquin Basin. Management believes this type of contracting for professional services is the most economical and practical means for the Company to obtain such services at this time.

The Company's focus is now exploration of new oil and gas reserves with the emphasis on opportunities generated by the Company on acreage currently held. The Company anticipates that significant efforts will be made to develop the Wyoming Green River Basin area over the next two years. The Company will also continue to explore for oil and gas by participating in prospects generated by outside parties. Such prospects are often subject to a premium, or promote, to the generating party. The Company is willing to pay these promotes as an alternative to internally generating all of its prospects with Company personnel or consultants. A willingness to consider transactions brought to the Company by third parties affords the Company a wider range of opportunities than could be generated in-house. The Company has agreed to pay to its affiliate, Victoria International Petroleum N.L., a 5% royalty with respect to the Company's working interest in the international permits, acquired by the Company from its affiliate which produce net revenues for the Company.
The Company has agreed to pay Black Coral, LLC an overriding royalty based on the net revenue interest received by the Company relating to commercial production of oil or gas on properties developed in the San Joaquin Basin. The overriding royalty could range from 1% to 5%.



ITEM 2.  PROPERTIES.

OIL AND GAS INTERESTS
- ---------------------

The following table sets forth information concerning the Company's leasehold interests in developed and undeveloped oil and gas acreage at June 30, 1999.


                           Total                         Total
                  Developed Acreage(1)(2)      Undeveloped Acreage(1)(2)

     State             Gross       Net            Gross        Net
     -----             -----       ---            -----        ---

     California          290        44           12,956       6,479
     Louisiana           591       248             -0-         -0-
     New Mexico          549       227             -0-         -0-
     Oklahoma          2,887       353             -0-         -0-
     South Dakota        160        20             -0-         -0-
     Texas               993        62             -0-         -0-
     Wyoming           4,356     1,753           14,658      14,403
                       -----     -----           ------      ------
     TOTAL             9,826     2,707           27,614      20,882

     Canada              640        19             -0-         -0-

     Papua New Guinea    -0-       -0-        1,700,595 59,520(3)

     Australia           -0-       -0-        2,037,133      58,870



(1) GROSS ACRES ARE THE TOTAL ACREAGE INVOLVED IN A SINGLE LEASE OR GROUP OF LEASES. NET ACRES REPRESENT THE NUMBER OF ACRES ATTRIBUTABLE TO AN OWNER'S PROPORTIONATE WORKING INTEREST IN A LEASE (E.G., A 50% WORKING INTEREST IN A LEASE COVERING 320 ACRES IS EQUIVALENT TO 160 NET ACRES).

(2) THE ACREAGE FIGURES ARE STATED ON THE BASIS OF APPLICABLE STATE OIL AND GAS SPACING REGULATIONS.

(3) IF THE PAPUA NEW GUINEA GOVERNMENT ELECTS TO BACK IN FOR 22.5%, THEN NET ACREAGE WOULD BE REDUCED TO 46,128 ACRES.

ROYALTY INTERESTS UNDER PRODUCING PROPERTIES
- --------------------------------------------

At June 30, 1999 the Company held overriding royalty interests ranging from 0.013% to 9.26% in 116 producing oil and gas wells located on 6,019 gross developed acres in the United States.

PERMIT OBLIGATIONS
- ------------------

Irrespective of the Company's current exploration plans for a given prospect, many of the international permits in which the Company has an interest require certain actions to be taken by the Company or co-holders of the permits for the Company to retain or continue to earn its interest in the permit.

PPL 213, Papua New Guinea
- -------------------------

In February, 1999 the Company acquired by application, a 2.04% working interest in PPL 213 by the PNG Government. Concurrent with the working interest are the following permit obligations. The Company can withdraw from the permit at the end of any permit year without penalty.


                                               Kestrel Share of
                                               Anticipated Expenditures
Current:                      Work             2.0% Working Interest
- -------                       ----             ---------------------

Year 1 (ending                One well         $ 25,000
    February 10, 2000)                           ------

                              Total            $ 25,000

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

PPL 202, Papua New Guinea
- -------------------------

In March 1998, the Company acquired by application a 5% interest in PPL 202 with the following permit obligations. The Company can withdraw from the permit at the end of the second permit year without penalty.

                                               Kestrel Share of
                                               Anticipated Expenditures
Current:                      Work             5% Working Interest
- -------                       ----             -------------------

Years 1 & 2 (ending           Data review
    March 2, 2000)            and seismic
                              reprocessing     $  13,000

Years 3 & 4 (ending           Aeromagnetic
    March 2, 2002)            survey and
                              50 kms seismic   $  85,000

Years 5 & 6 (ending           One well and
    March 2, 2004)            data review      $ 400,000
                                                 -------

                              Total            $ 498,000

The state has a right to participate in any PDL which is granted at up to a 22.5% interest level on a carried basis (shared proportionally between license holders). The carried previous exploration and development costs are recovered by taking the state entity's share of production until made up with interest at the US AAA Corporate rate plus 5%.

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

EP 325, Western Australia
- -------------------------

                                               Kestrel Share of
                                               Anticipated Expenditures
Current:                      Work             2% Working Interest
- -------                       ----             -------------------

Year 5 (ended                 Data review
    January 20, 1998)         and one well     $ 3,000
   (continues in force                           -----
    until renewal approved)

                              Total            $ 3,000


EP 359, Western Australia
- -------------------------

                                               Kestrel Share of
                                               Anticipated Expenditures
Current:                      Work             3.75% Working Interest
- -------                       ----             ----------------------

Year 1 to April 6, 2000       Data review      $ 20,000
                                                 ------

                              Total            $ 20,000

WA-254-P, Western Australia
- ---------------------------

                                               Kestrel Share of
                                               Anticipated Future
                                               Expenditures
Current:                      Work             2.5% Working Interest
- -------                       ----             ---------------------

Year 6 (ending                One well         $ 187,500
    January 30, 2000)                            -------

                              Total            $ 187,000


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

WA-261-P, Western Australia
- ---------------------------

                                               Kestrel Share of
                                               Anticipated Future
                                               Expenditures
Current:                      Work             2.5% Working Interest
- -------                       ----             ---------------------

Year 4 (ending                100 km 3D
    January 2, 2000)            Seismic        $ 20,000
Year 5 (ending                One well         $ 40,000
    January 2, 2001)
Year 6 (ending                Data review
    January 2, 2002)                           $  5,000
                                                  -----

                              Total            $ 65,000

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


Drilling Activities
- -------------------

The Company participated in drilling seven wells since June 30, 1998. Two of the wells were abandoned as dry holes. The unsuccessful wells were the Tumuli #1 on the PPL 213 (formerly PPL 106) Prospect in Papua New Guinea in May, 1999 and the Melanie #1 on EP 325, Australia in July 1998. The Company successfully completed the Dines Unit #2, Dines Prospect in Wyoming in January, 1999, and the CBMA 23-15 well, Hilight Prospect, Campbell County, Wyoming in March, 1999. Both of these wells are currently in production. The Company also drilled three wells that were not completed at June 30, 1999, due to additional work or development requirements. The three wells include the Poitevent Federal #1, Greens Canyon Prospect, Wyoming in December 1998, the Lake Bouef Developmental Well, Lake Bouef Prospect, Louisiana in February 1999, and the Sage #1, WA 254-P, Western Australia, in May 1999. The Company also initiated the UPRC 27-3 test well on the Greens Canyon Prospect, Wyoming, on August 3, 1999. The test well is expected to be completed in early October to an anticipated total depth of 15,800 ft.

Kestrel and its subsidiaries owned interests in net exploratory and net development wells for the years ended June 30, 1999, 1998 and 1997 as set forth below. This information does not include wells drilled under farmout agreements.


                       United States                 Australia
               ---------------------------  ---------------------------
              6/30/99   6/30/98   6/30/97   6/30/99   6/30/98   6/30/97

Net Exploratory
  Wells: (1)
  Dry (2)        -        2.50       -        0.06      0.02
  Productive (3) -         -         -        0.03       -         -
                ----      ----      ----      ----      ----      ----

                 -        2.50       -        0.09      0.02       -
                ====      ====      ====      ====      ====      ====

Net Development
  Wells: (1)
  Dry (2)        -         -         -         -         -         -
  Productive (3)0.25      0.88      0.34       -         -         -
                ----      ----      ----      ----      ----      ----

                0.25      0.88      0.34       -         -         -
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


FARMOUT AGREEMENTS
- ------------------

Under a farmout agreement, outside parties undertake exploration activities using prospects owned by Kestrel. This enables the Company to participate in the exploration prospects without incurring additional capital costs, although with a substantially reduced ownership interest in each prospect.

During the year ended June 30, 1999, two exploratory wells were drilled under farmout agreements. Both wells were dry holes.


OIL AND GAS PRODUCTION, PRICES AND COSTS
- ----------------------------------------

As of June 30, 1999, the Company had a royalty and/or working interest in 83 gross (12.77 net) wells that produce oil only, 25 gross (3.45 net) wells that produce gas only, and 242 (8.91 net) wells that produce both oil and gas. All wells that produced gas were connected to pipelines.

For information concerning the Company's oil and gas production, estimated oil and gas reserves, and estimated future cash inflows relating to proved oil and gas reserves, see Note 7 to the financial statements included in
Item 8 of this Report. The reserve estimates for the reporting year were prepared by Sproule Associates, an independent petroleum engineering firm. The Company did not file any oil and gas reserve estimates with any federal authority or agency during its fiscal year ended June 30, 1999. For the year ended June 30, 1999, the Company's average operating cost (including taxes and marketing) per barrel of oil equivalent (BOE) (converting gas to oil at 6:1) was $5.46. The average operating cost per BOE on an equivalent basis for fiscal years 1998 and 1997 was $5.75 and $7.13, respectively. The average sales price per barrel of oil sold was $10.01 for 1999, $14.63 for 1998, and $21.86 for 1997. The average sales price per mcf of gas sold was $1.26 for 1999, $1.78 for 1998, and $2.22 for 1997.
CUSTOMERS
- ---------

During fiscal year 1999, the Company had three major customers, Oxley Petroleum, Inc., Amoco, Inc. and KN Energy, Inc. Sales to these customers accounted for 25%, 12% and 10% respectively, of oil and gas sales in 1999. The Company does not believe that it is dependent on a single customer. The Company has the option at most properties to change purchasers if conditions so warrant.

OFFICE FACILITIES
- -----------------

The Company's executive offices are currently located at 999 18th Street, Suite 2490, Denver, Colorado 80202 which is comprised of approximately 3,953 square feet, at an annual rate of $60,855. The Company's current lease obligation expires February 28, 2003.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                                  PART II
                                  -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

OUTSTANDING SHARES OF COMMON STOCK
- ----------------------------------

The Company's common stock trades over-the-counter on the NASDAQ SmallCap Market under the symbol "KEST." At June 30, 1999 the Company had
4,456,000 shares outstanding. At June 30, 1999, the Company had approximately 1,300 shareholders of record, although the Company believes that there are more beneficial owners of its stock, the number of which is unknown.

STOCK PRICE
- -----------

These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.




     FISCAL YEAR JUNE 30, 1998                   SALES PRICE
                                                 -----------
                                        HIGH                     LOW
                                        ----                     ---
     First Quarter                     $4.13                   $1.94
     Second Quarter                     2.63                     .94
     Third Quarter                      1.69                    1.00
     Fourth Quarter                     1.56                     .72


     FISCAL YEAR JUNE 30, 1999                   SALES PRICE
                                                 -----------
                                        HIGH                     LOW
                                        ----                     ---
     First Quarter                     $1.06                    $.38
     Second Quarter                     1.50                     .46
     Third Quarter                      2.75                     .50
     Fourth Quarter                     2.00                     .88


DIVIDEND POLICY
- ---------------

While there are no covenants or other aspects of any finance agreements or Bylaws that restrict the declaration or payment of cash dividends, the Company has not paid any dividends on its common stock and does not expect to do so in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA.

The summary of selected financial data for the Company for its last five fiscal years is as follows:

                                   Years ended June 30,

                  1999      1998        1997         1996         1995
                  ----      ----        ----         ----         ----

Oil and
  Gas Sales   $632,030     $895,017  $1,278,502   $1,198,795  $1,334,667
Total Revenue  772,795    1,204,261   1,420,056    1,268,456   1,397,775

Net (Loss) (1,441,424)  (2,018,692) (1,312,365)    (160,231) (1,119,133)

(Loss) per
  Share           (.32)       (.46)        (.56)       (.08)        (.64)

At June 30,
Total Assets 4,059,234    5,560,022   7,638,626    4,115,211   4,287,984
Long-term Debt    -            -           -            -           -
Stockholders'
  Equity     3,966,297    5,398,346   7,432,443    3,964,708   4,072,225

     *    Less than .01 per share

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     WORKING CAPITAL AND CASH FLOWS: Net working capital at June 30, 1999, was $560,207 compared to working capital of $3,137,982 on June 30, 1998 and working capital of $5,026,785 on June 30, 1997. The decrease in working capital of $2,577,775 for the current year was a result of an operating cash flow deficiency and property acquisitions. The decrease in working capital of $1,888,803 from June 30, 1997 to 1998 was a result of operating cash flow deficiencies and capital expenditures.

Net cash used by operating activities totaled $752,395 for fiscal year 1999 as compared to $1,654,630 for fiscal 1998, a decrease in cash used of $902,235. The decrease is primarily due to lower dry hole and exploration costs, notwithstanding sharply lower oil and gas revenues. Net cash used by operating activities totaled $1,654,630 for fiscal year 1998 as compared to cash provided by operating activities of $35,143 for fiscal 1997, a decrease of $1,689,773. The decrease from 1997 to 1998 was a result of lower oil and gas revenues coupled with substantially higher dry hole and exploration costs resulting from the Company's emphasis on exploration during 1998.

Net cash provided by investing activities was $775,181 in 1999 compared to $518,091 provided in 1998. During the fiscal year ended June 30, 1999, $1,556,650 was used to acquire proved and unproved oil and gas property interests and equipment. Proved property investments included $1,296,000 to acquire and develop the Poitevent #1 and Poitevent Prospect in Wyoming, $72,000 to acquire leasehold interests and workover an existing well on the Lake Bouef Prospect in Louisiana, $24,000 to complete the CBMA 23-15 well on the Hilight Prospect in Wyoming, $25,000 to acquire additional lease acreage and well equipment on the Dines Unit #2 in Wyoming, and $2,650 to acquire well equipment on various leases. Unproved acquisitions included $108,000 to develop and drill the Sage #1, WA 254-P Prospect in Australia and $20,000 for the continued development of the Kaye Unit in Wyoming. The Company also spent $9,000 on computers, software and furniture during the current fiscal year. For the fiscal year ended June 30, 1999, the Company sold short-term investments of $2,330,831 as compared to sales of investments of $1,078,256 in 1998. The reduction in short-term investments reflects the Company's need for additional working capital and acquisition of proved and unproved property. Proceeds from the sale of assets amounted to $1,000 for fiscal 1999 as compared to $14,891 in 1998. The Company received $1,000 for it's interest in the Edna Dupplechain well in Louisiana. Net cash provided by investing activities was $518,091 in 1998 as compared to $3,522,504 used in 1997. During the fiscal year ended June 30, 1998, $575,056 was used to purchase producing and non-producing leasehold interests and fixed assets. Non-producing leasehold purchases included $184,000 to acquire various leasehold interests in the San Joaquin Basin, approximately $26,000 to acquire additional interests in the Pierce Unit in Campbell County, Wyoming and $18,000 to commence development of the Kaye Unit in Converse and Niobrara Counties, Wyoming. Approximately $288,000 was used to acquire well equipment on various wells, complete the Cab Hughes #5 and Gallion #6 in Oklahoma and to complete the Scribner 11-10 and the CBM 24-15 in Wyoming. The Company also spent $59,000 to acquire computers, accounting software and furniture for use in its expanded operations in fiscal 1998. For the fiscal year ended June 30, 1998, the Company sold short-term investments of $1,078,256 versus purchases of short-term investments of $2,764,253 in 1997. The change in short-term investments reflects the Company's deployment of its excess cash to facilitate the exploration program. Proceeds from the sale of property amounted to $14,891 for fiscal 1998 as compared to proceeds of $77,946 in 1997.

There were no cash flows provided or used from financing activities during fiscal 1999 as compared to cash used of $15,405 in 1998. Cash used by financing activities in 1998 was $15,405 as compared to cash provided of $4,711,100 in 1997. The 1998 use of cash from financing activities reflects $6,250 received by the Company relating to stock option exercises by officers of the Company in August, 1997 and $21,655 worth of stock purchased from an officer to complete the stock option exercise and to satisfy withholding taxes payable as a result of a stock option exercise.

The Company has capital commitments of approximately $268,500 for the fiscal year ending June 30, 2000, as described more fully under Permit Obligations on Pages 6-8. These commitments may increase if operators of various permits and prospects propose additional exploration or development projects. Commitments can also be less if the Company elects to withdraw or reduce its interest in a permit. The Company, through its wholly owned subsidiary, Kestrel Energy California, Inc., entered into a contract with Black Coral, LLC, in 1997, in which Black Coral will provide ongoing geological and geophysical consulting with regard to an Area of Mutual interest located in the San Joaquin Basin in California. The contract term was for a period of one year ending September 30, 1998. The parties have verbally agreed to continue that agreement on a month to month basis until they formalize a written agreement. The Company's share of Black Coral, LLC consulting costs for the fiscal year ending June 30, 1999 is anticipated to be approximately $120,000.

     STOCKHOLDERS' EQUITY: Stockholders' equity decreased $1,432,049 or 27% to $3,966,297 at June 30, 1999 as compared to $5,398,346 a year ago.
The decrease is attributable to the net loss incurred by the Company for the year, less 25,000 shares of stock, valued at $9,375, issued to Green River Resources, Inc. to acquire a 100% working interest in the Dines and Poitevent Prospects in September, 1998.

     DEBT OBLIGATIONS: The Company had no long-term debt at June 30, 1999, 1998 and 1997.

     RESERVES AND FUTURE CASH FLOWS: For the fiscal year ended June 30, 1999, the Company's proved oil reserves increased approximately 66,000 bbls. to 288,000 bbls., or 30%, from 222,000 in 1998. The Company's proved gas reserves increased 2,851 Mmcf from 3,483 Mmcf in 1998 to 6,334 Mmcf in 1999, a 82% increase. The increase in proved reserves is attributable to revisions of previous quantity estimates, production, and higher oil and gas prices for the fiscal year ended June 30, 1999.

The Company's undiscounted net future cash flows have been estimated by Sproule Associates Inc., an independent petroleum engineering firm, to be approximately $8,862,000 as of June 30, 1999. This compares to $4,697,000 in 1998 and $8,281,000 in 1997. The increase in the current year is a result of revisions of previous quantity estimates reflecting significantly higher oil and gas prices.

     GAS BALANCING: The Company at June 30, 1999 was underproduced by approximately 6,200 mcf. At June 30, 1998, the Company was underproduced approximately 13,000 mcf. The Company was underproduced by 31,000 mcf of gas at June 30, 1997. These amounts are reflected in the reserves and estimated net future cash flows.

     NATURAL GAS SALES CONTRACTS: The Company's gas production is generally sold under short term contracts with pricing set on current spot markets with adjustments for marketing and transportation costs. All contracts are cancelable within 30-90 days notice by the Company. The Company has no contracts that are based on a fixed natural gas price.

     NET OPERATING LOSS AND TAX CREDIT CARRYFORWARDS: At June 30, 1999, the Company estimated that, for United States federal income tax purposes, it had consolidated net operating loss carryforwards of approximately $8,056,000. The utilization of approximately $932,000 of these carryforwards are limited to an estimated $80,000 annually. Of the balance of the loss carryforwards, $1,866,000 are limited to the extent of future taxable income generated by the Company's subsidiary, Victoria Exploration, Inc., and $5,258,000 is available to offset any future taxable income of the Company. If not utilized, the net operating loss carryforwards will expire during the period from 2000 through 2014.

     YEAR 2000 COMPLIANCE: The Company has conducted a review of its computer systems to identify software that could be affected by the "Year 2000" issue which results from computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, possibly resulting in a major system failure or miscalculations. Since 1997, the Company has updated all of its computer hardware and software to be Year 2000 compliant. Although the Company believes it has identified the internal Year 2000 issues which might impact its operations, no assurance can be given that all such issues have been identified or will be corrected. Additionally, no assurances can be given that the Company's vendors, banks or other third parties will not experience Year 2000 issues, which may have a significant impact on the Company's operations. The Company has worked with its most significant vendors and consultants to ensure that they do not encounter Year 2000 problems that affect their work for the Company.


RESULTS OF OPERATIONS
- ---------------------

Fiscal 1999 vs. Fiscal 1998
- ---------------------------

     NET EARNINGS: The Company reported a loss of $1,441,424 in fiscal 1999 compared to a loss of $2,018,692 in 1998, a decrease of $577,268. The decrease in loss is attributable to lower dryhole and exploration expenses despite lower overall revenues as a result of lower oil and gas prices.

     REVENUE: Total revenues decreased in fiscal 1999 by $431,466, or 36%, to $772,795 versus $1,204,261 in 1998. The decrease in overall revenues was a result of lower oil and gas revenues due to lower oil and gas prices, and significantly lower interest income due to the reduction in the Company's short-term investments.

Revenue from oil and gas sales decreased $262,987, or 29%, to $632,030 from $895,017 a year ago. The decrease in revenues was a result of lower oil and gas prices as well as lower sales volumes for oil. Average prices per barrel of oil decreased 32% to $10.01 from $14.63 a year ago. Average prices received per mcf of gas decreased 29% to $1.26 versus $1.78 a year ago. Sales volumes for oil decreased 12% to 24,319 from 27,559 a year ago. Sales volumes for gas increased 12% to 308 mmcf from 276 mmcf a year ago.

     LEASE OPERATING EXPENSES: Lease operating expenses decreased $14,418, or 3% to $412,628 from $427,046 a year ago. The decrease in lease operating expense is attributable to lower production taxes resulting from the decline in oil and gas revenues and lower operating costs on various properties despite higher workover costs incurred on the Dines Unit #2. Lease operating costs on a BOE (barrel of oil equivalent) decreased 5% to $5.46 from $5.75 a year ago.

     EXPLORATION EXPENSES: Exploration expenses decreased $165,197, or 26%, to $460,336 from $625,533 in 1998. The decrease in exploration expense reflects the slower pace of the Company's aggressive exploration program during fiscal 1999 due to low oil and gas prices throughout most of the year. The decrease was a result of lower geological and geophysical costs as well as lower delay rentals paid on exploration acreage.

     DRY HOLES, ABANDONED AND IMPAIRED PROPERTIES: Dry holes, abandoned and impaired property costs were $388,612 in fiscal 1999 as compared to $1,211,084 a year ago, a decrease of $822,472 or 68%. Dry hole costs were $144,515 in fiscal 1999 versus $681,046 a year ago. The Company participated in drilling two wells that were abandoned as dry holes, the Tumuli #1, PPL 213 prospect, Papau, New Guinea in May of 1999 at an approximate cost of $133,000 and the Melanie #1 on EP 325, Australia in July, 1998 at no cost to the Company by virtue of a carried interest. Additional dry hole costs of $11,515 were booked in fiscal 1999 for dry holes drilled as of June 30, 1998. The decrease in dry hole costs reflected the Company's decision not to drill exploratory wells due to the lower oil and gas prices throughout fiscal 1999. Abandonment costs decreased $437,171, or 96% to $17,857 from a year ago. The Company abandoned two leases in the San Joaquin Basin which accounted for fiscal 1999 expense. Impairment expense increased 151,230 or 202% to $226,240 from $75,010 a year ago. The increase is attributable to higher impairment expense under SFAS 121, which amounted to $176,990. The remaining impairment expense of $49,250 related to various international permits.

     GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expenses increased $12,511, or 2%, to $778,229 as compared to $765,718 a year ago. The increase in general and administrative expenses is not attributable to any particular expense category.

Fiscal 1998 vs. Fiscal 1997
- ---------------------------

     NET EARNINGS: The Company reported a loss of $2,018,692 in fiscal 1998 compared to a loss of $1,312,365 in 1997, an increase of $706,327 or 54%. The increase in loss is attributable to lower oil and gas revenues and to higher dry hole and exploration expenses.

     REVENUE: Total revenues decreased in fiscal 1998 by $215,795, or 15%, to $1,204,261 versus $1,420,056 in 1997. The decrease in overall revenues was a result of lower oil and gas revenues, despite higher interest income and overhead recovery from the Company's San Joaquin Joint Venture partner.

Revenue from oil and gas sales decreased $383,485, or 30%, to $895,017 in 1998 from $1,278,502 in 1997. The decrease in revenues was a result of lower oil and gas prices as well as lower sales volumes for oil. Average prices per barrel of oil decreased 33% to $14.63 in 1998 from $21.86 in 1997. Average prices received per mcf of gas decreased 20% to $1.78 in 1998 versus $2.22 in 1997. Sales volumes for oil decreased 15% to 28,000 in 1998 from 33,000 in 1997. Sales volumes for gas increased 10% to 276 mmcf in 1998 from 251 mmcf in 1997.

     LEASE OPERATING EXPENSES: Lease operating expenses decreased $106,074, or 20% to $427,046 in 1998 from $533,120 in 1997. The decrease in lease operating expense is attributable to lower production taxes resulting from the decline in oil and gas revenues and lower operating costs on the Pierce and Kuehne Ranch Units. Lease operating costs on a BOE (barrel of oil equivalent) decreased 19% to $5.75 in 1998 from $7.13 in 1997.

     EXPLORATION EXPENSES: Exploration expenses increased $432,622, or 224%, to $625,533 in 1998 from $192,911 in 1997. The increase in exploration expense reflected the Company's emphasis in fiscal 1998 on exploration of new oil and gas reserves. The increase was a result of higher geological and geophysical costs as well as higher delay rentals paid on exploration acreage.

     DRY HOLES, ABANDONED AND IMPAIRED PROPERTIES: Dry hole costs were $681,046 for fiscal 1998. The Company participated in drilling eight wells that were abandoned as dry holes in fiscal 1998. In the San Joaquin Basin of California, the Company incurred dry hole costs on the Daisy 31-26 of $64,200, the Greer #1 and Greer Sidetrack of $352,638, the Dewey #1 of $92,800 and the Sylvester #1 of $112,688. Internationally, the Company participated in three wells which were abandoned as dry holes. In July 1997, the Company drilled the Heather Downs #1 and in August 1997 the Company participated in the Longhorn #1, both in Western Australia. Both wells were dry holes at no cost to the Company by virtue of a carried interest in the drilling. The Company also participated in the Janus #1 in Western Australia in January, 1998. The well was abandoned as a dry hole at a cost to the Company of approximately $58,600. There were no dry hole costs for fiscal 1997. Abandonment costs increased $353,099, or 346%, to $455,028 in 1998 from $101,929 in 1997. The increase was a result of the Company's decision to abandon some leaseholds in the San Joaquin Basin, which are no longer a part of the Company's exploration strategy. Impairment expense decreased $822,242, to $75,010 in 1998 from $897,252 in 1997. The decrease was attributable to lower impairment expense under SFAS No. 121, which amounted to $25,500 in fiscal 1998 versus $841,262 in 1997. The remaining impairment expense of $49,500 related to various international permits.

     GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expenses increased $159,938, or 26%, to $768,216 in 1998 as compared to $608,278 in 1997. The increase in general and administrative expenses is due to expanded land, engineering, and accounting departments to facilitate the higher exploration activity level of the Company during fiscal 1998, as well as higher public relations costs.


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




                       Independent Auditors' Report


The Board of Directors and Stockholders
Kestrel Energy, Inc.:

We have audited the accompanying consolidated balance sheets of Kestrel Energy, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kestrel Energy, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles.


KPMG LLP

Denver, Colorado
September 10, 1999

                           KESTREL ENERGY, INC.
                             AND SUBSIDIARIES

                        Consolidated Balance Sheets

                          June 30, 1999 and 1998

                 ASSETS                         1999             1998
                                             ------------   -----------
Current assets:
  Cash and cash equivalents                  $  394,980        372,194
  Short-term investments                            ---      2,330,831
  Accounts receivable                           110,880        166,568
  Related party receivable                       60,006        393,175
  Other current assets                           87,278         36,890
                                               --------     ----------
          Total current assets                  653,144      3,299,658
                                               --------     ----------

Property and equipment, at cost:
  Oil and gas properties,
     successful efforts method of
     accounting (note 6):
       Unproved                                 761,101        688,779
       Proved                                 5,465,748      4,219,282
  Furniture and equipment                       139,516        130,468
                                              ---------    -----------
                                              6,366,365      5,038,529
  Accumulated depreciation and
     depletion                               (2,960,275)   (2,778,165)
                                             ----------    -----------
     Net property and equipment               3,406,090      2,260,364
                                             ----------    -----------
                                             $4,059,234      5,560,022
                                             ==========    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable:
     Trade                                   $   47,752        139,989
     Related party                               20,172            ---
  Accrued liabilities                            25,013         21,687
                                               --------    -----------
          Total current liabilities              92,937        161,676
                                               --------    -----------

Stockholders' equity (note 2):
  Preferred stock, $1 par value
     1,000,000 shares authorized;
     none issued                                    ---           ----
  Common stock, no par value
     20,000,000 shares authorized;
     4,456,000 and  4,431,000
     shares issued at June 30, 1999
     and 1998, respectively                  13,148,724     13,139,349
  Accumulated deficit                        (9,182,427)   (7,741,003)
                                             ----------    -----------
          Total stockholders' equity          3,966,297      5,398,346
                                             ----------    -----------

Commitments (note 5)
                                             $4,059,234      5,560,022
                                             ==========      =========


See accompanying notes to consolidated financial statements.


                           KESTREL ENERGY, INC.
                             AND SUBSIDIARIES

                   Consolidated Statements of Operations

                 Years ended June 30, 1999, 1998 and 1997

                                 1999           1998           1997
                              ---------      ---------      ---------

Revenue:
  Oil and gas sales         $  632,030        895,017       1,278,502
  Gain(loss)on sale of
     property and equipment      (788)         14,832          43,993
  Interest income               76,490        202,496          67,986
  Other,net                     65,063         91,916          29,575
                             ---------      ---------       ---------
     Total revenue             772,795      1,204,261       1,420,056
                             ---------      ---------       ---------

Costs and expenses:
  Lease operating expenses     412,628        427,046         533,120
  Dry holes, abandoned and
     impaired properties       388,612      1,211,084         999,181
  Exploration expenses         460,336        625,533         192,911
  Depreciation and depletion   174,414        191,074         398,931
  General and administrative   778,229        765,718         608,278
  Interest expense                 ---          2,498             ---
                             ---------      ---------       ---------

     Total costs
       and expenses          2,214,219      3,222,953       2,732,421
                             ---------      ---------       ---------

     Net loss             $(1,441,424)    (2,018,692)     (1,312,365)
                             =========      =========       =========

Loss per share             $     (0.32)         (0.46)          (0.56)
                             =========      =========       =========

Weighted average number
  of common shares
  outstanding                4,451,833      4,429,626       2,325,041
                             =========      =========       =========

See accompanying notes to consolidated financial statements.


                           KESTREL ENERGY, INC.
                             AND SUBSIDIARIES

              Consolidated Statements of Stockholders' Equity

                 Years ended June 30, 1999, 1998 and 1997

                         COMMON STOCK                           TOTAL
                      -----------------       ACCUMULATED   STOCKHOLDERS'
                      SHARES      AMOUNT       DEFICIT         EQUITY
                      ------      ------     -----------   -------------
Balance,
  June 30, 1996      1,907,602   8,374,654    (4,409,946)     3,964,708
Common shares
  issued, net of
  offering costs
  (note 2)           2,502,000   4,711,100            ---     4,711,100
Common shares
  issued for
  services (note 2)      5,000      12,500            ---        12,500
Options issued
  for services
  (note 2)                 ---      56,500            ---        56,500
Adjustment for
  previously issued
  and unrecorded
  shares (note 2)           22         ---            ---           ---
Net loss                   ---         ---    (1,312,365)   (1,312,365)
                    ----------  ----------     ----------    ----------

Balance
  June 30, 1997      4,414,624 $13,154,754    (5,722,311)     7,432,443

Exercise of
  stock options
  (note 2)              32,884      44,472            ---        44,472
Common shares
  surrendered by
  officer (note 2)    (16,518)    (59,877)            ---      (59,877)
Adjustment for
  previously issued
  and unrecorded
  shares (note 2)           10         ---            ---           ---
Net loss                   ---         ---    (2,018,692)   (2,018,692)
                    ----------  ----------     ----------    ----------

Balance
  June 30, 1998      4,431,000  13,139,349    (7,741,003)     5,398,346
Shares issued
  for property          25,000       9,375            ---         9,375
Net loss                   ---         ---    (1,441,424)   (1,441,424)
                    ----------  ----------     ----------    ----------

Balance
  June 30, 1999      4,456,000 $13,148,724    (9,182,427)     3,966,297
                    ==========  ==========     ==========    ==========


See accompanying notes to consolidated financial statements.



                           KESTREL ENERGY, INC.
                             AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows

                 Years ended June 30, 1999, 1998 and 1997

                                    1999           1998          1997
                                -----------    -----------   -----------

Cash flows from
  operating activities:
Net loss                       $(1,441,424)   (2,018,692)   (1,312,365)
Adjustments to reconcile net
  loss to net cash provided
  (used) by operating activities:
     Depreciation and depletion     174,414       191,074       398,931
     Abandoned and impaired
       properties                   244,097       529,217       953,250
     Loss (gain) on sale of
       property and equipment           788      (14,832)      (43,993)
     Noncash compensation expense
       for common stock and options
       issued for services              ---           ---        69,000
     Changes in operating
       assets and liabilities:
       (Increase) decrease in
          accounts receivable        55,688       (4,460)         2,697
       (Increase) decrease in
          related party receivables 333,169     (264,186)     (103,429)
       (Increase) decrease in
          other current assets     (50,388)      (28,244)        15,372
       Increase (decrease) in
          accounts payable - trade (92,237)      (25,052)        86,361
       Increase (decrease) in
          accounts payable -
          related party              20,172      (23,972)       (8,770)
       Increase (decrease) in
          accrued liabilities         3,326         4,517      (21,911)
                                 ----------    ----------    ----------

          Net cash provided
            (used) by operating
            activities            (752,395)   (1,654,630)        35,143
                                 ----------    ----------    ----------

Cash flows from investing activities:
  Capital expenditures          (1,556,650)     (575,056)     (836,197)
  Sale (purchase) of short-term
     investments, net             2,330,831     1,078,256   (2,764,253)
  Proceeds from sales of
     property and equipment           1,000        14,891        77,946
                                 ----------    ----------    ----------

          Net cash provided
            (used) by investing
            activities              775,181       518,091   (3,522,504)
                                 ----------    ----------    ----------

Cash flows from financing activities:
  Proceeds from issuance of common
     stock, net of offering costs       ---           ---     4,711,100
  Proceeds from exercise of
     stock options                      ---         6,250           ---
  Common stock purchased for
     withholding tax                    ---      (21,655)           ---
                                 ----------    ----------    ----------

          Net cash provided
            (used) by financing
            activities                  ---      (15,405)     4,711,100
                                 ----------    ----------    ----------

          Net increase (decrease)
            in cash and cash
            equivalents              22,786   (1,151,944)     1,223,739

Cash and cash equivalents,
  beginning of year                 372,194     1,524,138       300,399
                                 ----------    ----------    ----------

Cash and cash equivalents,
  end of year                    $  394,980       372,194     1,524,138
                                 ==========    ==========    ==========


See accompanying notes to consolidated financial statements.

                           KESTREL ENERGY, INC.
                             AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

                          June 30, 1999 and 1998


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   (A)ORGANIZATION
       Kestrel Energy, Inc. (the Company) was incorporated under the laws of the State of Colorado on November 1, 1978. The Company's principal business is the acquisition, either alone or with others, of interests in proved developed producing oil and gas leases, and exploratory and development drilling.

       The Company presently owns oil and gas interests in the states of California, Kansas, Louisiana, New Mexico, Oklahoma, South Dakota, Texas, and Wyoming. The Company also has an interest in seven international exploration permits, two in Papua New Guinea and four in Australia.

       Victoria International Petroleum N. L. (VIP) owns 26.2% of the common shares of the Company at June 30, 1999.

   (B)PRINCIPLES OF CONSOLIDATION
       The consolidated financial statements include the accounts of the Company and its subsidiaries, Victoria Exploration, Inc.
       (Victoria) and Kestrel Energy California, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

   (C)ESTIMATES
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   (D)CASH EQUIVALENTS
       Cash equivalents consist of money market funds. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

   (E)SHORT-TERM INVESTMENTS

       Short-term investments at June 30, 1998 consist primarily of U.S. Treasury securities with maturities of less than one year which are classified as available for sale. Short-term investments are recorded at cost, which approximates market value.

   (F)PROPERTY AND EQUIPMENT
       The Company follows the successful efforts method of accounting for its oil and gas activities. Accordingly, costs associated with the acquisition, drilling, and equipping of successful exploratory wells are capitalized. Geological and geophysical costs, delay and surface rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Costs of drilling development wells, both successful and unsuccessful, are capitalized. Upon the sale or retirement of oil and gas properties, the cost thereof and the accumulated depreciation or depletion are removed from the accounts and any gain or loss is credited or charged to operations.

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

       In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS No.
       121), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This Statement was effective for financial statements for fiscal years beginning after December 15, 1995. Under SFAS No. 121 an entity shall review long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the changes in circumstances are present or if other events in circumstances indicate that the carrying amount of an asset that an entity expects to hold and use may not be recoverable, the entity shall estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset (grouped at the lowest level for which there are identifiable cash flows which is on a field by field basis) less the future cash outflows expected to be necessary to obtain those inflows. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the entity shall recognize an impairment loss in accordance with SFAS No. 121. Otherwise, an impairment loss shall not be recognized. The Company adopted SFAS No. 121 effective July 1, 1996 and recorded a provision for impairment of its proved oil and gas properties of approximately $177,000 and $25,000 for the years ended June 30, 1999 and 1998.

       Prior to July 1, 1996, the Company assessed the impairment of proved oil and gas properties on an aggregate basis using undiscovered estimated future net revenue and constant prices and costs.

   (G)GAS BALANCING
       The Company uses the sales method of accounting for gas balancing of gas production. Under this method, all proceeds from production credited to the Company are recorded as revenue until such time as the Company has produced its share of related reserves. Thereafter, additional amounts received are recorded as a liability.

       As of June 30, 1999 and 1998, the Company is in an under-produced position of approximately 6,234 MCFs and 13,000 MCFs, respectively. Accordingly, these amounts have been included in the reserve quantities as set forth in note 7.

   (H)INCOME TAXES
       The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS No.
       109), ACCOUNTING FOR INCOME TAXES. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date.

   (I)STOCK-BASED COMPENSATION
       In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123), effective for fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. SFAS 123 allows an entity to continue to measure compensation costs for these plans using the intrinsic value based method of accounting as prescribed in Accounting Pronouncement Bulletin Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25). The Company has elected to continue to account for its employee stock compensation plans as prescribed under APB 25. The pro forma disclosures of net loss and loss per share required by SFAS 123 are included in note 2.

   (J)LOSS PER SHARE
       Loss per share is based on the weighted average number of common shares outstanding during the period. Outstanding stock options are excluded from the computation as their effect was antidilutive.

(2)  STOCKHOLDERS' EQUITY
   (A)PREFERRED STOCK
       The Company is authorized to issue up to 1 million shares of $1 par value preferred stock, the rights and preferences of which are to be determined by the Board of Directors at or prior to the time of issuance.

   (B)COMMON STOCK
       In July 1997, the Company's president exercised options to purchase 27,884 shares of the Company's common stock. Payment for the shares of common stock purchased upon exercise of the option was made in shares of the Company's common stock previously owned by the Company's president, valued at the market price on the date of exercise. The Company recorded the 10,544 shares of the Company's common stock reacquired at cost, which shares were subsequently retired. In exchange for the withholding taxes due as a result of the gain on sale recognized by the Company's president, 5,974 shares of the Company's common stock value at $21,655 were acquired at cost, which shares were subsequently retired.

       In May 1997, the Company sold 2,502,000 shares of common stock at a price of $2.00 per share in a private placement. Total proceeds, net of brokers commissions, were $4,711,100.

       Also in May 1997, the Company issued 5,000 shares of common stock valued at $2.50 per share to a company for services. The fair value of the common stock of $12,500 was charged to expense in fiscal 1997.

       During the year ended June 30, 1998, certificates for previously issued shares of the Company's common stock, representing 20 shares were presented for transfer. Prior to presentment, such shares had not been recorded as issued by the Company.

       In September 1998 the Company acquired oil and gas properties by issuing 25,000 shares of common stock valued at $9,375.

   (C)STOCK OPTION PLANS
       The Company has reserved 36,000 shares of its no par common stock for key employees of the Company under its 1993 Amended Restated Stock Incentive Plan (the Incentive Plan). Under the terms of the Plan, no stock options are exercisable more than ten years after the date of grant (five years after date of grant for 10% shareholders). As of June 30, 1998, all options had been granted under the Incentive Plan.

       The Company has reserved 75,000 shares of its no par common stock for employees, officers, directors, consultants and advisors of the Company under its 1993 Nonqualified Stock Option Plan (the Nonqualified Plan). Under the terms of the Nonqualified Plan, no stock options are exercisable more than ten years after the date of grant (five years after date of grant for 10% shareholders).

       During fiscal 1998, the Company merged the Incentive Plan and the Nonqualified Plan into the Stock Option Plan (the Plan). The Company has reserved 1,200,000 shares of its no par common stock for employees, officers, directors, consultants and advisors of the Company under the Plan. Under the terms of the Plan, no stock options are exercisable more than ten years after the date of grant (five years after date of grant for 10% shareholders).

       During fiscal 1999, 1998 and 1997, the Board of Directors granted options to purchase shares of common stock to key employees and directors pursuant to the Plan and the Nonqualified Plan. The exercise prices of the options range from $.50 to $3.88 per share. The options granted are exercisable upon issuance.

       During fiscal 1999, the Board of Directors reduced the number and repriced certain options. The exercise prices of the repriced options range from $1.875 to $2.00 per share. The options are immediately exercisable.

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

                                  Years ended June 30,
                            ----------------------------------
                              1999         1998        1997
                           ---------     --------    --------

           Net loss:
            As reported   $(1,441,424)(2,018,692) (1,312,365)
            Pro forma      (1,605,422)(2,038,934) (1,400,899)

           Loss per share:
            As reported       (0.32)      (0.46)       (0.56)
            Pro forma         (0.36)      (0.46)       (0.60)

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 1999, 1998 and 1997, respectively: no dividend yield for all years; expected volatility of 137%, 93% and 98%; weighted average risk-free interest rates of 5.06% in fiscal 1999, 6.1% in fiscal 1998 and 6.5% in fiscal 1997 for the Incentive Plan options and 6.7% in fiscal 1997 for the Nonqualified Plan options; and expected lives of seven years for all years.

       During fiscal 1997, the Company granted options to purchase 35,500 shares of common stock at prices ranging from $1.47 to $3.69 per share to consultants for services. The fair value of the options granted of $56,500 was charged to expense in fiscal 1997.

       A summary of the status of the Company's two fixed stock options plans as of June 30, 1999 and 1998, and changes during the years then ended is presented below:

                                         1999
                            ------------------------------

                                                 Weighted
                                                 average
                                                 exercise
       Fixed options         Shares               price
       -------------         ------              --------

       Outstanding at
         beginning of
         year                625,616             $   2.55
       Granted               510,642                 1.64
       Exercised                  --                   --
       Cancelled           (439,000)                 2.94
       Expired               (5,500)                 2.20
                            --------             --------

       Outstanding at end
         of year             691,758                 1.69
                            ========

       Options exercisable
         at year end         691,758
       Weighted average
         fair value of
         options granted
         during the year    $   0.87



                                           1998
                              ------------------------------

                                                 Weighted
                                                 average
                                                 exercise
       Fixed options         Shares               price
       -------------         ------              --------

       Outstanding at
         beginning of
         year                648,500             $   2.49
       Granted                10,000                 2.28
       Exercised            (32,884)                 1.35
       Cancelled                  --                   --
       Expired                    --                   --
                            --------             --------

       Outstanding at end
         of year             625,616                 2.55
                            ========

       Options exercisable
         at year end         625,616
       Weighted average
         fair value of
         options granted
         during the year    $   2.01


                                           1997
                              ------------------------------

                                                 Weighted
                                                 average
                                                 exercise
       Fixed options         Shares               price
       -------------         ------              --------

       Outstanding at
         beginning of
         year                570,000             $   2.54
       Granted                81,500                 2.11
       Exercised                  --                   --
       Cancelled                  --                   --
       Expired               (3,000)                 2.47
                            --------             --------

       Outstanding at end
         of year             648,500                 2.49
                            ========

       Options exercisable
         at year end         648,500
       Weighted average
         fair value of
         options granted
         during the year    $   1.78



       The following table summarizes information about fixed stock options outstanding at June 30, 1999 (all of which are exercisable):


                                          Weighted
                                          average
                                          remaining           Weighted
      Range of exercise   Number        contractual          average
           price       outstanding    life (in years)     exercise price
      ----------------- ----------     --------------     --------------

      $0.50 - 1.03125    180,000              9.6          $0.86
       1.25 - 1.3125      31,500              4.2           1.30
       1.875 - 2.00      422,160              6.4           1.97
       2.25 - 3.00        58,098              8.4           2.39
                         -------
                         691,758              7.3           1.69
                         =======


(3)  INCOME TAXES
   At June 30, 1999 and 1998, the Company's significant deferred tax assets are as follows:

                                          1999          1998
                                      -----------    ----------

     Deferred tax assets:
      Net operating loss
       carryforwards                  $3,142,000      2,850,000
      Depletion carryforwards            175,000        151,000
      Oil and gas properties,
       principally due to
       differences in depreciation
       and depletion and impairment       99,000             --
                                      ----------     ----------
                                       3,416,000      3,001,000

     Deferred liabilities:
      Oil and gas properties,
       principally due to
       differences in depreciation
       and depletion and impairment     (63,000)       (40,000)
      Other                                   --       (24,000)
                                      ----------     ----------
                                        (63,000)       (64,000)
                                      ----------     ----------
     Valuation allowance             (3,353,000)    (2,937,000)
                                      ----------     ----------

      Net deferred tax assets         $       --     $       --
                                      ==========     ==========

   The valuation allowance for deferred tax assets as of June 30, 1999 was $3,353,000. The net change in the valuation allowance for the year ended June 30, 1999 was an increase of $416,000.

   At June 30, 1999, the Company had net operating loss carryforwards of approximately $8,056,000. The utilization of approximately $932,000 of these loss carryforwards is limited to an estimated $80,000 per year as a result of a change of ownership which occurred June 30, 1994. Of the balance of the net operating loss carryforwards, $1,866,000 is limited to the extent of future taxable income generated by Victoria, and $5,258,000 is available to offset future taxable income of the Company. If not utilized, the tax net operating losses will expire during the period from 2000 through 2014.

(4)  RELATED PARTY TRANSACTIONS
   The Company, through its affiliation with VIP, has the opportunity to participate in various international permits throughout the world.
   The Company earns a right to participate by sharing in the costs of data review, seismic, and drilling. To date, the Company has agreed to farm-in on eight international permits, two in Papua New Guinea, and four in Australia. The Company has agreed to pay VIP a 5% royalty with respect to the Company's interest in the international permits for any permits which produce net revenues for the Company.

(5)  LEASE COMMITMENTS
   The Company has noncancelable operating leases, primarily for rent of office facilities that expire over the next five years. Rental expense for operating leases was $60,336, $38,793 and $33,958 for the years ended June 30, 1999, 1998 and 1997, respectively.

   Future minimum rental commitments under noncancelable operating leases as of June 30, 1999 are as follows:


               Fiscal year
               2000                   $ 58,636
               2001                     62,590
               2002                     65,886
               2003                     44,807
                                      --------

                                      $231,919
                                      ========

               The Company currently has a 2% to 5% interest in two prospects in Papua New Guinea and four in Australia.
               Under the terms of the exploration permits, the Company is obligated to share in spending specified amounts in each annual period in order to retain its interest in the permit. The Company can generally withdraw from the permit at the end of any annual period without penalty and forfeit its interest in the permit. Estimated costs to maintain permits expected to be incurred over the next 5 years are as follows:

               Permit Year
               1999                   $     --
               2000                    268,500
               2001                     82,500
               2002                     47,500
               2003                    200,000
               Thereafter              200,000
                                      --------

                                      $798,500
                                       ========


(6)   DISCLOSURES  ABOUT  CAPITALIZED COSTS,  COSTS  INCURRED,  AND  MAJOR
CUSTOMERS
   Capitalized costs related to oil and gas producing activities are as follows:

                                           June 30,
                                  --------------------------
                                      1999           1998
                                  ------------    ----------

    Unproved:
     Domestic                     $   593,511       577,504
     Foreign                          167,590       111,275
    Proved                          5,465,748     4,219,282
                                  -----------    ----------
                                    6,226,849     4,908,061

    Accumulated depletion
     and impairment               (2,885,851)   (2,732,345)
                                  -----------    ----------

                                  $ 3,340,998     2,175,716
                                  ===========    ==========

   Costs incurred in oil and gas producing activities for the years ended June 30, 1999 and 1998 were approximately as follows:


                               1999        1998        1997
                             --------    --------    -------

    Unproved property
     acquisition costs     $  127,557    228,000     714,000
    Proved property
     acquisition costs          2,752         --          --
    Development costs          71,819    289,000      88,000
    Exploration costs       1,345,487         --          --

   During fiscal 1999, the Company had three major customers. Sales to these customers accounted for approximately 25%, 12% and 10% of fiscal 1999 oil and gas sales. During fiscal 1998, the Company had three major customers. Sales to these customers accounted for approximately 19%, 16% and 10% of fiscal 1998 oil and gas sales. During fiscal 1997, the Company had two major customers. Sales to these customers accounted for approximately 22% and 18% of fiscal 1997 oil and gas sales.

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

   Estimated net quantities of proved developed and undeveloped reserves of oil and gas for the years ended June 30, 1999, 1998 and 1997 are as follows:



                                             1999
                                ------------------------------
                                     Oil             Gas
                                    (BBLS)          (MCF)
                                   --------       ----------

    Beginning of year              222,000        3,483,000
    Revisions of previous
     quantity estimates             89,000          482,000
    Extensions, discoveries
     and improved recovery           2,000        2,677,000
    Sales of reserves in
     place                         (1,000)               --
    Production                    (24,000)        (308,000)
                                  --------        ---------

    End of year                    288,000        6,334,000
                                  ========        =========

    Proved developed reserves
      - end of year                213,000        3,469,000
                                  ========        =========




                                             1998
                                ------------------------------
                                     Oil             Gas
                                    (BBLS)          (MCF)
                                   --------       ----------

    Beginning of year              267,000        4,617,000
    Revisions of previous
     quantity estimates           (17,000)      (1,092,000)
    Extensions, discoveries
     and improved recovery              --          234,000
    Sales of reserves in
     place                              --               --
    Production                    (28,000)        (276,000)
                                  --------        ---------

    End of year                    222,000        3,483,000
                                  ========        =========

    Proved developed reserves
      - end of year                166,000        2,903,000
                                  ========        =========





                                             1997
                                ------------------------------
                                     Oil             Gas
                                    (BBLS)          (MCF)
                                   --------       ----------

    Beginning of year              480,000        4,900,000
    Revisions of previous
     quantity estimates          (182,000)         (59,000)
    Extensions, discoveries
     and improved recovery          10,000           24,000
    Sales of reserves in
     place                         (8,000)               --
    Production                    (33,000)        (248,000)
                                  --------        ---------

    End of year                    267,000        4,617,000
                                  ========        =========

    Proved developed reserves
      - end of year                211,000        2,735,000
                                  ========        =========


   STANDARDIZED MEASURE OF DISCOUNTED FUTURE
   NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

   Future net cash flows presented below are computed using year-end prices and costs. Future corporate overhead expenses and interest expense have not been included.


                              1999         1998        1997
                          -----------   ---------   ----------

   Future cash inflows    $16,549,000    8,593,000  13,230,000
   Future costs:
     Production           (6,597,000)  (3,392,000) (4,326,000)
     Development          (1,090,000)    (504,000)   (623,000)
                          -----------   ----------  ----------

   Future net cash flows    8,862,000    4,697,000   8,281,000

   10% discount factor    (4,583,000)  (1,820,000) (3,074,000)
                          -----------   ----------  ----------
   Standardized measure
      of discounted future
      net cash flows       $4,279,000    2,877,000   5,207,000
                           ==========   ==========  ==========

   The principal sources of changes in the standardized measure of discounted future net cash flows during the years ended June 30, 1999, 1998 and 1997, are as follows:


                                1999         1998        1997
                            -----------   ---------   ---------

   Beginning of year         $2,877,000    5,207,000  5,445,000
   Sales of oil and gas
     produced during the
     period, net of
     production costs         (219,000)    (468,000)  (745,000)
   Net change in prices
     and production costs       216,000  (1,325,000)    650,000
   Changes in estimated
     future development
     costs                     (80,000)      103,000    169,000
   Extensions, discoveries
     and improved recovery    1,656,000       96,000     50,000
   Revisions of previous
     quantity estimates and
     other                    (414,000)  (1,257,000)  (934,000)
   Net change in income
     taxes                           --           --    50,000
   Sales of reserves in place        --           --   (23,000)
   Purchase of reserves in
     place                     (45,000)           --         --
   Accretion of discount        288,000      521,000    545,000
                            -----------   ----------  ---------

   End of year              $ 4,279,000    2,877,000  5,207,000
                            ===========   ==========  =========

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



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None


                                 PART III
                                 --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required herein is incorporated by reference from the Company's definitive proxy statement for the 1999 annual meeting of shareholders.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required herein is incorporated by reference from the Company's definitive proxy statement for the 1999 annual meeting of shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required herein is incorporated by reference from the Company's definitive proxy statement for the 1999 annual meeting of shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required herein is incorporated by reference from the Company's definitive proxy statement for the 1999 annual meeting of shareholders.


                                  PART IV
                                  -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

(a)                 Exhibits
                    Exhibit No.    Description
                    ----------     -----------

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

                    10.1 Amended and Restated Incentive Stock Option Plan as amended March 14, 1995 and filed as Exhibit 10.7 with the Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

                    10.2 Kestrel Energy, Inc. Stock Option Plan as amended February 24, 1999 and filed as Exhibit 10.1 with the Company's Registration Statement on Form S-8 (SEC No. 333-74101) and Incorporated herein by reference.

                    21   Subsidiaries of the Registrant filed as Exhibit
                    21 with the Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference.

                    23   Consent of KPMG LLP

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

                                   KESTREL ENERGY, INC.
                                   --------------------
                                   (Registrant)

Date: September 29, 1999           By:  /s/ Timothy L. Hoops
                                        ---------------------------------
                                        Timothy L. Hoops, President
                                        and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: September 29, 1999           By:  /s/ Timothy L. Hoops
                                        ---------------------------------
                                        Timothy L. Hoops, President,
                                        Chief Executive Officer,
                                        and Director


Date: September 29, 1999           By:  /s/ Robert J. Pett
                                        ---------------------------------
                                        Robert J. Pett, Chairman of
                                        the Board


Date: September 29, 1999           By:  /s/ Mark A. Boatright
                                        ---------------------------------
                                        Mark A. Boatright,
                                        Vice President, Finance,
                                        Chief Financial Officer,
                                        and Director


Date: September 29, 1999           By:  /s/ Kenneth W. Nickerson
                                        ---------------------------------
                                        Kenneth W. Nickerson, Director


Date: September 29, 1999           By:  /s/ John T. Kopcheff
                                        ---------------------------------
                                        John T. Kopcheff, Vice President
                                        International, and Director


Date: September 29, 1999           By:  /s/ Mark A. E. Syropoulo
                                        ---------------------------------
                                        Mark A. E. Syropoulo, Director