Form 10-Q
period 1999-09-30
KESTREL ENERGY INC
filed 1999-11-12
CIK 312842

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q
                                 ---------



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the period ended September 30, 1999

                                    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from              to

                      Commission File Number:  0-9261

                           KESTREL ENERGY, INC.
                           --------------------
          (Exact name of registrant as specified in its charter)

                 Colorado                                84-0772451
     -------------------------------                -------------------
     (State of other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                Identification No.)

 999 18th Street, Suite 2490, Denver, CO                   80202
 ----------------------------------------                ----------
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

                        (X)     Yes    (  )      No



                   APPLICABLE ONLY TO CORPORATE ISSUERS:

             The number of shares outstanding of common stock,
                 as of September 30, 1999:       6,336,000



                           KESTREL ENERGY, INC.
                             AND SUBSIDIARIES

                  INDEX TO UNAUDITED FINANCIAL STATEMENTS


                                                                      Page
                                                                      ----

PART I.   FINANCIAL INFORMATION


     Item 1.   Financial Statements
               Consolidated Balance Sheets as of September 30, 1999
               and June 30, 1999                                         3

               Consolidated Statements of Operations for the Three
               Months Ended September 30, 1999 and 1998                  4

               Consolidated Statements of Cash Flows for the Three
               Months Ended September 30, 1999 and 1998                  5

               Notes to Consolidated Financial Statements                6


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       6


     Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk                                         9


PART II.    OTHER INFORMATION

     Item 1.   Legal Proceedings                                         9

     Item 2.   Changes in Securities                                     9

     Item 3.   Defaults Upon Senior Securities                           9

     Item 4.   Submission of Matters to a Vote of Security Holders       9

     Item 5.   Other Information                                         9

     Item 6.   Exhibits and Reports of Form 8-K                          9

     Signatures                                                         10







                      PART I.   FINANCIAL INFORMATION
                      -------------------------------
ITEM 1.  Financial Statements
-----------------------------

KESTREL ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS as of September 30, 1999 and June 30, 1999
(Unaudited)
----------------------------------------------------------------------


                                            September 30,      June 30,
ASSETS                                           1999            1999
------------------------------------------  -------------   -------------
CURRENT ASSETS:
  Cash and cash equivalents                  $    589,082    $    394,980
  Short term investments                        1,094,292               -
  Accounts receivable                             190,788         110,880
  Due from related party                          125,552          60,006
  Other assets                                     90,707          87,278
                                             ------------    ------------
        Total current assets                    2,090,421         653,144
                                             ------------    ------------

PROPERTY AND EQUIPMENT, AT COST:
  Oil and gas properties, successful
    efforts method of accounting:
      Unproved                                    749,418         761,101
      Proved                                    6,576,876       5,465,748
      Furniture and equipment                     158,061         139,516
                                             ------------    ------------
                                                7,484,355       6,366,365
  Accumulated depreciation and
    depletion                                 (2,992,697)     (2,960,275)
                                             ------------    ------------
        Net property and equipment              4,491,658       3,406,090
                                             ------------    ------------

                                             $  6,582,079    $  4,059,234
                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable:
    Trade                                    $     76,761    $     47,752
    Related party                                  20,018          20,172
    Property acquisition costs                    399,337               -
  Accrued liabilities                              25,999          25,013
  Current portion of lease obligation               6,175               -
                                             ------------    ------------
        Total current liabilities                 528,290          92,937
                                             ------------    ------------

Lease obligation less current portion               3,087               -
                                             ------------    ------------

STOCKHOLDERS' EQUITY:
  Preferred Stock, $1 par value;
    1,000,000 shares authorized, none                   -               -
issued at September 30, 1999
  Common Stock, no par value; 20,000,000
    shares authorized, 6,336,000 and
    4,456,000 issued and outstanding at
    September 30, 1999 and June 30, 1999,
    respectively                               15,450,081      13,148,724
  Accumulated deficit                         (9,399,379)     (9,182,427)
                                             ------------    ------------
        Total stockholders' equity              6,050,702       3,966,297
                                             ------------    ------------

                                             $  6,582,079    $  4,059,234
                                             ============    ============






KESTREL ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED September 30, 1999 and 1998
(Unaudited)
-----------------------------------------------------------------



                                                 1999            1998
                                             ------------    ------------
REVENUE:
  Oil and gas sales                          $    261,407    $    206,421
  Interest                                         21,270          27,355
  Other income                                     13,509          21,072
                                             ------------    ------------
      TOTAL REVENUES                              296,186         254,848
                                             ------------    ------------


COSTS AND EXPENSES:
  Lease operating expenses                         97,153    66,034
  Dry holes, abandoned and impaired
    properties                                     13,029          17,106
  Exploration expenses                            115,374         170,258
  Depreciation and depletion                       32,423          57,495
  General and administrative                      255,159         161,625
                                             ------------    ------------
      TOTAL COSTS AND EXPENSES                    513,138         472,518
                                             ------------    ------------

      NET LOSS                               $  (216,952)    $  (217,670)
                                             ------------    ------------


      NET LOSS PER COMMON SHARE              $      (0.04)   $      (0.05)
                                             ============    ============

      WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING                        5,763,826       4,434,260
                                             ============    ============






KESTREL ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED September 30, 1999 and 1998
(Unaudited)
-----------------------------------------------------------------



                                                 1999            1998
                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                     $  (216,952)    $  (217,670)

Adjustments to reconcile net income to
  net cash provided by operating
  activities:

Dry holes, abandoned and impaired
  properties                                       12,128          12,373
Depreciation and depletion                         32,423          57,495
Non cash compensation expense                       2,319               -
(Increase) decrease in accounts
  receivable relating to operations              (79,908)        (22,705)
(Increase) decrease in due from
  related party                                  (65,546)        (67,840)
(Increase) decrease in other current
  assets                                          (3,429)        (22,949)
Increase (decrease) in accounts
  payable, trade                                   29,009          13,462
Increase (decrease) in accounts
  payable, related party                            (154)               -
Increase (decrease) in accrued
  liabilities                                         986           1,263
                                             ------------    ------------

      Net cash (used) by operating
        activities                              (289,124)       (246,571)
                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures/acquisition of
  properties                                    (718,432)       (494,283)
Redemption (purchase) of short-term
  investments                                 (1,094,292)         598,530
                                             ------------    ------------

Net cash provided (used) by investing
  activities                                  (1,812,724)         104,247
                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common
  stock, net of offering costs                  2,299,038               -
Payments on lease obligations                     (3,088)               -
                                             ------------    ------------

Net cash provided by financing
  activities                                    2,295,950               -
                                             ------------    ------------

Net increase (decrease) in cash and
  cash equivalents                                194,102       (142,324)

Cash and cash equivalents at the
  beginning of the period                         394,980         372,194
                                             ------------    ------------
Cash and cash equivalents at the end
  of the period                              $    589,082    $    229,870
                                             ============    ============

SELECTED NON CASH ACTIVITIES:

Total property acquisitions                  $  1,130,119    $    503,658
Lease obligation used to acquire
  property                                       (12,350)               -
Common stock used to acquire property                   -         (9,375)
Accounts payable used to acquire
  property                                      (399,337)               -
                                             ------------    ------------

Net cash used to acquire property            $  1,117,769    $    494,283
                                             ============    ============

Cash paid for interest                       $        247    $          -
                                             ------------    ------------






KESTREL ENERGY, INC.
--------------------

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.   Management Opinion

     These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

     In the opinion of management, the accompanying interim unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of September 30, 1999, the results of operations for the periods shown in the statements of operations, and the cash flows for the periods shown in the statements of cash flows. All adjustments made are of a normal recurring nature.

2. In August, 1999 the Company completed a private offering of 1,880,000 shares of its common stock at $1.25 per share. Net proceeds to the Company were $2,299,038 after offering and related expenses of $50,962. The private placement of shares provided the Company with resources to drill and complete the UPRC 27-3 test well on the Greens Canyon Prospect. The shares sold in the offering were sold to offshore purchasers in accordance with SEC Regulation S but the Company has since registered the shares with the SEC on Form S-2 for resale in the United States.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------------------------------------------------------------------------

                      LIQUIDITY AND CAPITAL RESOURCES
                      -------------------------------

At September 30, 1999, the Company had working capital of $1,562,131. This compares to the Company's working capital of $560,207 as of June 30, 1999. The increase in working capital of $1,001,924 was a result of a private placement of the Company's stock in July 1999, less amounts expended on drilling and operating activities.

Net cash used by operating activities was $289,124 for the three months ending September 30, 1999, an increase of $42,553 over cash used for operations of $246,571 for the same period in 1998. Operating cash flows decreased during the first quarter due to higher accounts receivables and accounts payable. The Company's accounts receivable increased $79,908 or 72% to $190,788 during the period as compared to an increase of $22,705, or 14% for the same period in 1998. The increase in receivables is primarily due to higher oil and gas prices and a receivable of $54,567 from a drilling contractor. Amounts due from related party increased $65,546 to $125,552 during the current quarter. The increase is a result of joint interest billings to Victoria Petroleum USA, Inc. for the San Joaquin Joint Venture. The Company's accounts payable trade increased $29,009, or 61%, to $76,761 during the period versus an increase of $13,462, or 10%, a year ago. Accounts payable relating to property acquisition costs were $399,337 as of September 30, 1999. All of these costs relate to the UPRC 27-3 test well in Wyoming. The well costs are being capitalized under the Company's accounting methods and therefore are reflected as an investing activity on the Company's cash flow statement. The increase is due to higher general and administrative costs.

Net cash used by investing activities was $1,812,724 for the quarter ended September 30, 1999, versus cash provided of $104,247 for the same period in 1998. The decrease in cash flow from investing activities was attributable to purchases by the Company of some short-term investments in the amount of $1,094,292 and the acquisition of various property and equipment for $718,432. Major expenditures included $18,545 on computer software and equipment and $675,012 to finish drilling the UPRC 27-3 on the Greens Canyon Prospect in Wyoming. The Company anticipates completing this well during the second quarter ending December 31, 1999 at an approximate cost of $400,000. The Company also acquired additional leases on the Greens Canyon Prospect in the amount of $19,120. Approximately $5,755 was spent on various properties during the quarter.

Cash provided by financing activities was $2,295,950 for the current quarter. The increase in cash from financing activities was a result of the Company's private placement of 1,880,000 shares of its common stock at $1.25 per share for gross proceeds of $2,350,000 less offering and related expenses. The Company also leased geological software in the amount of $12,350 which requires the Company to make eight quarterly payments of $1,667, including interest, beginning July 1999 and maturing in July, 2001. The Company made two payments on the lease obligation during the current quarter.


                           RESULTS OF OPERATIONS
                           ---------------------

First Quarter Results
---------------------

The Company reported a loss of $216,952, or 4 cents per share, for the three month period ended September 30, 1999. This compares with a loss of $217,670, or 5 cents per share, for the same period a year ago. The loss in the current period is a result of higher general and administrative expenses as the Company increases its exploration activity on the Greens Canyon Prospect in Wyoming offset by increased revenues from oil and gas sales.

The Company's revenues for the three months ended September 30, 1999 were $296,186 compared to $254,848 during the same period of 1998, an increase of $41,338, or 16%. Revenues from oil and gas sales were $261,407 for the quarter ended September 30, 1999, an increase of $54,986, or 27%, as compared to $206,407 for the same period in 1998. The increase in oil and gas revenues is attributable to higher oil and gas prices and slightly higher gas volumes compared to a year ago. Interest income decreased $6,085, or 22%, to $21,270 from $27,355 a year ago. The decrease in interest income is attributable to the reduction in short-term investments because the Company invested the proceeds from the Reg S offering late in the current quarter. Other income decreased $7,563, or 36%, to 13,509 during the quarter as compared to $21,072 a year ago.

The Company's total expenses increased $40,620, or 9%, to $513,138 as compared to $472,518 a year ago. The increase in overall expenses is primarily due to higher general and administrative expenses, reflecting the higher activity level of the Company as it expands its exploration and completion of wells on the Greens Canyon Prospect in Wyoming. The Company anticipates that the higher expense level will continue in the near term.

Production and operating expenses increased $31,119, or 47%, to $97,153 versus $66,034 for the same period a year ago. The increase in production and operating expenses was primarily due to higher lease operating expenses on the Dines Unit in Wyoming and higher production taxes on the increased oil and gas revenue.

Dry holes, abandoned and impaired properties decreased $4,077, or 24%, to $13,029 from $17,106 a year ago. The decrease from year ago levels was attributable to lower dry hole expense. During the period, the Company impaired certain international permits at a cost of $12,128 and recorded plugging and abandonment expense of $900.

Exploration expenses decreased $54,884, or 32%, to $115,374 from $170,258 a year ago. The decrease is attributable to lower geological and geophysical costs and delay rentals. The lower costs reflect a lower activity level in the San Joaquin Prospect versus a year ago.

General and Administrative costs increased $93,534, or 59%, to $255,159 as compared to $161,625 for the same period a year ago. The increase in expenses is attributable to higher salaries for exploration, higher director fees, and generally higher costs reflecting the increase in activity level at the Company during the quarter.

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

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. Expenditures through September 30, 1999 that can be attributed, at least in part, to the year 2000 project were to approximately $40,000 for a new accounting program and internal network, both of which are year 2000 compliant based on vendor assertions. Management does not expect that the completion of its year 2000 project will result in significant additional expenditures but cannot accurately quantify these costs at this time.

THE RISKS ASSOCIATED WITH THE COMPANY'S YEAR 2000 ISSUES. The Company's failure to resolve year 2000 issues on or before December 31, 1999 could result in system failures or miscalculations causing disruption in operations, including among other things, a temporary inability to process transactions, send invoices, send and/or receive external e-mail, or engage in normal business activities utilizing its existing computerized systems. Additionally, failure of third parties upon whom the Company's business relies to timely remediate their year 2000 issues could result in disruptions in the Company's field operations, late, missed, or unapplied payments, and other general problems related to the Company's daily operations. While the Company believes its year 2000 project will adequately address the Company's internal year 2000 issues, until the Company receives responses from a significant number of the Company's suppliers and customers, the overall risks associated with the year 2000 issue remain difficult to accurately describe and quantify, and there can be no guarantee that the year 2000 issue will not have a material adverse effect on the Company and its operations.

THE COMPANY'S CONTINGENCY PLAN. As a contingency plan, which the Company believes it is highly unlikely to need to utilize, the Company is prepared to operate on the basis of manual systems and paper record keeping for a period of up to 30 days after the new year 2000 while its computer system failures related to Y2K, if any, are corrected.


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------------

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

                       PART II     OTHER INFORMATION
                       -----------------------------

ITEM 1.   LEGAL PROCEEDINGS
               Not applicable

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
               On August 20, 1999, the Registrant sold 1,880,000 shares of its no par value Common Stock pursuant to an offering by the Registrant under Regulation S to qualified non-U.S. investors for an aggregate of $2,350,000. An aggregate of $35,755 was paid in commissions to five persons for placement of the offering.

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


                                     KESTREL ENERGY, INC.
                                     ----------------------------------
                                     (Registrant)


Date:  November 12, 1999             /s/TIMOTHY L. HOOPS
                                     ----------------------------------
                                     Timothy L. Hoops
                                     President, Principal Executive
                                     Officer, and Director


Date:  November 12, 1999             /s/MARK A. BOATRIGHT
                                     ----------------------------------
                                     Mark A. Boatright
                                     Vice President - Finance,
                                     Principal Financial and Accounting
                                     Officer, and Director




                               EXHIBIT INDEX


No.                                     Method of Filing
---                                     ----------------

27   Financial Data Schedule            Filed herewith electronically