Form 10-Q
period 1999-12-31
KESTREL ENERGY INC
filed 2000-02-14
CIK 312842

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the period ended December 31, 1999

                                    or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
             For the transition period from                to

                      Commission File Number: 0-9261

                           KESTREL ENERGY, INC.
                           --------------------
          (Exact name of registrant as specified in its charter)

            Colorado                              84-0772451
-------------------------------      ------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

 999 18th Street, Suite 2490, Denver, CO            80202
 ----------------------------------------         ----------
 (Address of principal executive offices)         (Zip Code)

                              (303) 295-0344
                      ------------------------------
           (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        X     Yes               No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of common stock, as of December 31, 1999:
                                 7,286,000






                           KESTREL ENERGY, INC.
                             AND SUBSIDIARIES

                  INDEX TO UNAUDITED FINANCIAL STATEMENTS


PART I.   FINANCIAL INFORMATION                                     Page
                                                                    ----

  Item 1. Consolidated Balance Sheets as of December 31, 1999
          and June 30, 1999                                          3

          Consolidated Statements of Operations for the Three
          and Six months Ended December 31, 1999 and 1998            4

          Consolidated Statements of Cash Flows for the Six
          Months Ended December 31, 1999 and 1998                    5

          Notes to Consolidated Financial Statements                 6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        6


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                          9

  Item 2. Change in Securities                                       9

  Item 3. Defaults Upon Senior Securities                            9

  Item 4. Submission of Matters to a Vote of Security Holders        9

  Item 5. Other Information                                          9

  Item 6. Exhibits and Reports of Form 8-K                           9

  Signatures                                                         10








                       PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements

KESTREL ENERGY, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1999 AND JUNE 30, 1999
-------------------------------------------------------------------------


                                               (Unaudited)
                                               December 31,    June 30,
ASSETS                                             1999          1999
------------------------------------           ------------  -----------
CURRENT ASSETS:
  Cash and cash equivalents                     $ 1,225,292   $   394,980
  Short term investments                            299,480             -
  Accounts receivable                               173,128       110,880
  Due from related party                             41,570        60,006
  Other assets                                       87,587        87,278
                                                -----------   -----------
        Total current assets                      1,827,057       653,144
                                                -----------   -----------

PROPERTY AND EQUIPMENT, NET AT COST:
  Oil and gas properties, successful
    efforts method of accounting:
      Unproved                                      941,184       761,101
      Proved                                      9,464,357     5,465,748
      Furniture and equipment                       155,498       139,516
                                                -----------   -----------
                                                 10,561,039     6,366,365
  Accumulated depreciation and depletion        (3,021,972)   (2,960,275)
                                                -----------   -----------
        Net property and equipment                7,539,067     3,406,090
                                                -----------   -----------

                                                $ 9,366,124   $ 4,059,234
                                                ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable:
    Trade                                       $   142,514   $    47,752
    Related party                                    18,998        20,172
    Property acquisition costs                      770,743             -
  Accrued liabilities                                59,148        25,013
  Current portion of lease obligation                 7,719             -
                                                -----------   -----------
        Total current liabilities                   999,122        92,937
                                                -----------   -----------

STOCKHOLDERS' EQUITY:
  Preferred Stock, $1 par value;
    1,000,000 shares authorized,
    none issued                                           -             -
  Common Stock, no par value;
    20,000,000 shares authorized,
    7,286,000 and 4,456,000 issued and
    outstanding at December 31, 1999
    and June 30, 1999, respectively              17,982,257    13,148,724
  Accumulated deficit                           (9,615,255)   (9,182,427)
                                                -----------   -----------
        Total stockholders' equity                8,367,002     3,966,297
                                                -----------   -----------

                                                $ 9,366,124   $ 4,059,234
                                                ===========   ===========





KESTREL ENERGY, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
(Unaudited)
-------------------------------------------------------------------------


                             Three months ended       Six months ended
                                December 31,            December 31,
                           ----------------------  ----------------------
                              1999        1998        1999        1998
                           ----------  ----------  ----------  ----------
REVENUE:
  Oil and gas sales        $  278,521  $  168,269     539,928  $  374,690
  Interest                     13,074      34,368      34,344      61,723
  Other income                 29,495      17,427      43,004      38,499
                           ----------  ----------  ----------  ----------
      TOTAL REVENUES          321,090     220,064     617,276     474,912
                           ----------  ----------  ----------  ----------


COSTS AND EXPENSES:
  Production and
    operating expenses        171,491     114,202     268,644     180,236
  Exploration expenses         77,607     161,038     192,981     331,296
  Dry holes, abandoned
    and impaired
    properties                 12,096     176,292      25,125     193,398
  Depreciation and
    depletion                  32,554      27,482      64,977      84,977
  General and
    administrative            243,217     161,703     498,376     323,328
                           ----------  ----------  ----------  ----------
      TOTAL COSTS AND
        EXPENSES              536,965     640,717   1,050,103   1,113,235
                           ----------  ----------  ----------  ----------

      NET LOSS             $(215,875)  $(420,653)  $(432,827)  $(638,323)
                           ----------  ----------  ----------  ----------

      BASIC AND DILUTED
        LOSS PER COMMON
        SHARE              $    (0.03) $    (0.09) $    (0.07) $    (0.14)
                           ==========  ==========  ==========  ==========

      WEIGHTED AVERAGE
        COMMON SHARES
        OUTSTANDING         6,501,217   4,456,000   6,132,522   4,445,130
                           ==========  ==========  ==========  ==========





KESTREL ENERGY, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
December 31, 1999 and 1998
(Unaudited)
-------------------------------------------------------------------------


                                               December 31,   December 31,
                                                   1999           1998
                                               ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $ (432,827)   $ (638,323)

Adjustments to reconcile net loss to
  net cash provided (used) by operating
  activities

Depreciation and depletion                           64,914        84,977
Dry holes, abandoned and impaired
  properties                                         24,257       186,889
Non-cash compensation expense                         2,319             -
(Increase) decrease in accounts
  receivable                                       (62,248)      (10,620)
(Increase) decrease in related party
  receivable                                         18,436       338,833
(Increase) in other current assets                    (309)       (9,524)
Increase in accounts payable, trade                  94,762       333,713
Increase in accrued liabilities                      34,134         1,281
(Decrease) in accounts payable to related
  party                                             (1,174)             -
                                                -----------   -----------
Net cash provided (used) by operating
  activities                                      (257,736)       287,226
                                                -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures/acquisition of
  properties                                    (3,439,055)   (1,194,514)
Redemption (purchase) of short-term
  investments, net                                (299,480)     1,039,678
                                                -----------   -----------

Net cash used by investing activities           (3,738,535)     (154,836)
                                                -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common
  stock net of offering proceeds                  4,831,214             -
Payments on lease obligations                       (4,631)             -
                                                -----------   -----------

Net cash provided by financing
  activities                                      4,826,583             -
                                                -----------   -----------

Net increase in cash and cash
  equivalents                                       830,312       132,390

Cash and cash equivalents at the
  beginning of the period                           394,980       372,194
                                                -----------   -----------

Cash and cash equivalents at the
  end of the period                             $ 1,225,292   $   504,584
                                                ===========   ===========

SELECTED NON CASH ACTIVITIES:

Total property acquisitions                     $ 4,222,148   $ 1,203,889
Common stock issued to acquire
  property                                                -       (9,375)
Lease obligation used to acquire
  property                                         (12,350)             -
Accounts payable used to acquire
  property                                        (770,743)             -
                                                -----------   -----------
Net cash used to acquire property               $ 3,439,055   $ 1,194,514
                                                ===========   ===========

Cash paid for interest                          $       371   $         -
                                                -----------   -----------





KESTREL ENERGY, INC.
---------------------

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.   Management Opinion

     These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

     In the opinion of management, the accompanying interim unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of December 31, 1999, the results of operations for the periods shown in the statements of operations, and the cash flows for the periods shown in the statements of cash flows. All adjustments made are of a normal recurring nature.

2. In December 1999 the Company completed a private offering of 950,000 shares of its common stock at $2.70 per share. Net proceeds to the Company were $2,532,176 after offering and related expenses of $32,824. The private placement of shares provided the Company with resources to drill the Greens Canyon 29-2 test well on the Greens Canyon Prospect. The shares sold in the offering were sold to offshore purchasers in accordance with SEC Regulation S but the Company has since registered the shares with the SEC on Form S-3 for resale in the United States.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------------------------------------------------------------------------

                      LIQUIDITY AND CAPITAL RESOURCES
                      -------------------------------

At December 31, 1999, the Company had working capital of $827,935. This compares to the Company's working capital of $560,207 as of June 30, 1999. The increase in working capital of $267,728 was a result of a private placement of the Company's stock in December 1999, less amounts expended on drilling and operating activities.

Net cash used by operating activities was $257,736 for the six months ended December 31, 1999, a decrease of $544,962 over cash provided from operations of $287,226 for the same period in 1998. Operating cash flows decreased during the period as a result of the Company's net loss for the six month period. The Company's accounts receivable increased $62,248, or 56%, to $173,128 during the period as compared to an increase of $10,620, or 6%, for the same period in 1998. The increase in receivables is primarily due to higher oil and gas prices received during the period. Amounts due from related party decreased $18,436 to $41,570 during the six month period. The decrease is a result of joint interest billing payments made by Victoria Petroleum USA, Inc. The Company's accounts payable trade increased $94,762, or 198%, to $142,514 during the period versus an increase of $333,713, or 238%, a year ago. Accounts payable relating to property acquisition costs were $770,743 as of December 31, 1999. All of these costs relate to the development of the Greens Canyon Prospect in Wyoming. The prospect costs are being capitalized in accordance with the Company's historical accounting practices and therefore are reflected as an investing activity on the Company's cash flow statement.

Net cash used by investing activities was $3,738,535 for the six months ended December 31, 1999, versus cash used of $154,836 for the same period in 1998. The decrease in cash flow from investing activities was attributable to purchases by the Company of some short-term investments in the amount of $299,480 and capital expenditures for property and equipment of $3,439,055. Capital expenditures for the six months ended December 31, 1999 include $2,121,400 and $907,000 to drill and prepare for completion the UPRC 27-3 and Greens Canyon 29-2 test wells in Wyoming. An additional $111,500 was incurred on a 3D seismic study of the Greens Canyon Prospect which will provide the Company with important information concerning future developmental drilling on the Prospect. The Company also purchased acreage in Fire Hold Canyon, a new Wyoming prospect for approximately $200,000. Approximately $99,000 was expended during the period for office equipment, software, and capital additions on various producing properties.
Cash provided by financing activities was $4,826,583 for the current period. The increase in cash from financing activities was a result of the Company's private placement of 1,880,000 and 950,000 shares of its common stock at $1.25 and $2.70 per share respectively, for gross proceeds of $4,915,000 less offering and related expenses of $83,786. The Company also leased geological software in the amount of $12,350 which requires the Company to make eight quarterly payments of $1,667, including interest, beginning July 1999 and maturing in July, 2001. The Company made three payments on the lease obligation during the period.

                           RESULTS OF OPERATIONS
                           ---------------------

Second Quarter Results
----------------------

The Company reported a loss of $215,875, or 3 cents per share, for the three month period ended December 31, 1999. This compares with a loss of $420,653, or 9 cents per share, for the same period a year ago. The decrease in net loss versus a year ago is attributable to significantly higher oil and gas revenues and lower overall expenses for the quarter ended December 31, 1999.

The Company's revenues for the three months ended December 31, 1999 were $321,090 compared to $220,064 during the same period of 1998, an increase of $101,026, or 46%. Revenues from oil and gas sales were $278,521 for the period ended December 31, 1999, an increase of $110,252, or 66%, as compared to $168,269 for the same period in 1998. The increase in oil and gas revenues was a result of significantly higher oil and gas prices versus the year ago period. Interest income decreased $21,294, or 62%, to $13,074 from $34,368 a year ago. The decrease in interest income is attributable to the reduction of short-term investments, as these investments have been liquidated to meet cash flow requirements. Other income increased $12,068 to $29,495 during the period versus $17,427 a year ago. Other income reflects overhead charged to the Company's San Joaquin Joint Venture partner.

The Company's total revenues for the six month period ended December 31, 1999 were $617,276 as compared to $474,912 during the same period in 1998, an increase of $142,364, or 30%. Revenue from oil and gas sales was $539,928 for the six months ended December 31, 1999, an increase of $165,238 or 44%, as compared to sales of $374,690 a year ago. The increase in oil and gas sales was attributable to significantly higher oil and gas prices versus the year ago period. Interest income declined to $34,344 for the six months ended December 31, 1999 versus $61,723 a year ago. The decrease of $27,379 or 44% is attributable to the reduction of short-term investments, as investments have been liquidated to meet cash flow requirements. Other income increased $4,055 or 12% to $43,004 for the six months ended December 31, 1999 as compared to $38,499 a year ago.

The Company's total expenses for the second quarter decreased $103,752, or 16%, to $536,965 as compared to $640,717 a year ago. The reduction in overall expenses is a result of lower dry hole and exploration expenses as the Company reduced its activity in the San Joaquin Basin compared to the year ago period.

Total expenses for the six months ended December 31, 1999 decreased $63,132, or 6%, to $1,050,103 versus $1,113,235 a year ago. The reduction in overall expenses is a result of lower exploration expenses and dry hole costs as the Company has reduced its exploration activity in the San Joaquin Basin, despite higher production and general expenses.

Production and operating expenses for the three month period increased $57,289, or 50%, to $171,491 versus $114,202 for the same period a year ago. The increase in production and operating expenses was due to higher lease operating and workover costs on the Lake Boeuf SWDS well in Louisiana, and higher lease operating costs associated with the Pierce and Kaye Units in Wyoming.

For the nine months ended December 31, 1999, production and operating expenses rose $88,408, or 49%, to $268,644 as compared to $180,236 a year ago. Lease operating and workover costs increased on the Lake Boeuf SWDS, Pierce and Kaye Units. Production taxes also increased from year ago levels reflecting higher oil and gas prices received by the Company.

Exploration expenses for the quarter ended December 31, 1999 decreased $83,431 or 52% to $77,607 from $161,038 a year ago. The decrease is attributable to a reduction of the Company's emphasis on exploration in the San Joaquin Basin, as it now is focusing on development of the Greens Canyon Prospect in Wyoming.

For the six months ended December 31, 1999, exploration expenses decreased $138,315, or 42% to $192,981 versus $331,296 a year ago. The decrease in exploration expenses reflects the Company's emphasis on the Greens Canyon development rather than the San Joaquin and international prospects a year ago.

Dry holes, abandoned and impaired properties expenses for the second quarter decreased $164,196, or 93%, to $12,096 from $176,292 a year ago. The decrease from year ago levels was attributable to lower dry hole expenses. During the period, the Company impaired certain international permits at a cost of $12,096.

Dry holes, abandoned and impaired properties expense declined $168,273, or 87%, to $25,125 for the six months ended December 31, 1999 versus $193,398 a year ago. The decrease in dry hole expenses during the six month period is attributable to the reduction in unsuccessful drilling activity by the Company both domestically and internationally. During the period, the Company impaired certain international permits at a cost of $25,125.

General and Administrative costs for the three months ended December 31, 1999 increased $81,514, or 50%, to $243,217 as compared to $161,703 for the same period a year ago. The increase in expenses is attributable to higher salaries for exploration associated with the Greens Canyon Project and generally higher costs reflecting the increase in activity level at the Company.

The Company's general and administrative expenses for the six months ended December 31, 1999 increased $175,048, or 54%, to $498,376 as compared to $323,328 a year ago. The increase for the six month period reflects the increase in activity at the Company as a result of the Greens Canyon Project. The Company anticipates that general and administrative expenses will continue at this level for the foreseeable future.

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



                       PART II     OTHER INFORMATION
                       -----------------------------

ITEM 1.        LEGAL PROCEEDINGS
                    Not applicable

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS
                    On December 15, 1999, , the Registrant completed the
               sale of 950,000 shares of its no par value Common Stock pursuant to an offering by the Registrant under Regulation S to qualified non-U.S. investors for an aggregate of $2,565,000. An aggregate of $22,545 was paid in commissions to one person for placement of the offering.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
                    Not applicable

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                    At the Company's annual meeting of shareholders on
               December 8, 1999, in Denver, Colorado, the Company's shareholders elected Timothy L. Hoops, Robert J. Pett, Mark
               A. Boatright, John T. Kopcheff, Kenneth W. Nickerson, and Mark A. E. Syropoulo to the Company's Board of Directors. The shareholders also approved KPMG LLP as the Company's independent certified public accountants and auditors for the year ending June 30, 2000. The meeting was then adjourned until January 7, 2000 at which time the shareholders approved an amendment to the Company's stock option plan to increase the number of shares reserved under the plan to 1,500,000 from 1,200,000.

                    There were 6,336,000 shares of the Company's Common
               Stock issued and outstanding, of which 6,336,000 were entitled to vote at the meeting. Of that number, 3,188,160 were present in person or by proxy at the meeting on December 8, 1999. With respect to the election of directors, the votes were as follows: Mr. Hoops - 3,185,066 in favor, 3,094 withheld; Mr. Pett - 3,185,066 in favor, 3,094 withheld; Mr. Kopcheff - 3,185,066 in favor, 3,094 withheld; Mr. Nickerson - 3,185,066 in favor, 3,094 withheld and Mr. Syropoulo - 3,185,066 in favor, 3,094 withheld. The selection of KPMG LLP received a vote of 3,186,360 shares for, 150 against and 1,650 abstaining. At the January 7, 2000 reconvened meeting, 3,340,273 were present in person or by proxy. The amendment to the stock option plan was approved, with 3,196,658 shares for, 140,301 against and 3,314 abstaining. Abstentions and broker non-votes were counted for purposes of establishing a quorum only. Only those votes cast for the election of directors and the other proposals were counted as voted in favor or affirmative votes.

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


                                     KESTREL ENERGY, INC
                                     ------------------------------------
                                     (Registrant)

Date:  February 14, 2000             /s/Timothy L. Hoops
                                     ------------------------------------
                                     Timothy L. Hoops
                                     President, Principal Executive
                                     Officer, and Director


Date:  February 14, 2000             /s/Mark A. Boatright
                                     ------------------------------------
                                     Mark A. Boatright
                                     Vice President - Finance,
                                     Principal Financial and
                                     Accounting Officer, and Director

                                EXHIBIT INDEX
                                -------------

No.             Description                      Method of Filing
---             -----------                      ----------------

27              Financial Data Schedule          Filed herewith electronically