Form 10-Q
period 2000-03-31
KESTREL ENERGY INC
filed 2000-05-15
CIK 312842

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q
                                 ---------


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the period ended     March 31, 2000

                                    or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
                    For the transition period from ------ to

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

                          [X]  Yes       [ ]  No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

                    The number of shares outstanding of
               common stock, as of March 31, 2000: 7,306,000




                           KESTREL ENERGY, INC.
                             AND SUBSIDIARIES

                  INDEX TO UNAUDITED FINANCIAL STATEMENTS


PART I.     FINANCIAL INFORMATION                                     Page
                                                                      ----

   Item 1.  Consolidated Balance Sheets as of March 31, 2000 and
            June 30, 1999                                                3

            Consolidated Statements of Operations for the Three
            and Nine months Ended March 31, 2000 and 1999                4

            Consolidated Statements of Cash Flows for the Nine
            Months Ended March 31, 2000 and 1999                         5

            Notes to Consolidated Financial Statements                   6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          7


PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                            9

   Item 2.  Change in Securities                                         9

   Item 3.  Defaults Upon Senior Securities                              9

   Item 4.  Submission of Matters to a Vote of Security Holders          9

   Item 5.  Other Information                                            9

   Item 6.  Exhibits and Reports of Form 8-K                             9

   Signatures                                                           10





                      PART I.  FINANCIAL INFORMATION
                       -----------------------------

ITEM 1.   Financial Statements
------------------------------

KESTREL ENERGY, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS as of March 31, 2000 and June 30, 1999
-------------------------------------------------------------------------


                                               (Unaudited)
                                                March 31,      June 30,
ASSETS                                             2000          1999
----------------------------------------       -----------   -----------
CURRENT ASSETS:
  Cash and cash equivalents                     $   294,994   $   394,980
  Accounts receivable                               145,255       110,880
  Due from related party                                  -        60,006
  Other assets                                       81,757        87,278
                                                -----------   -----------
      Total current assets                          522,006       653,144
                                                -----------   -----------

PROPERTY AND EQUIPMENT, NET AT COST:
  Oil and gas properties, successful
    efforts method of accounting:
      Unproved                                      936,981       761,101
      Proved                                     10,121,868     5,465,748
      Furniture and equipment                       155,498       139,516
                                                -----------   -----------
                                                 11,214,347     6,366,365
  Accumulated depreciation and depletion         (2,984,756)   (2,960,275)
                                                -----------   -----------
      Net property and equipment                  8,229,591     3,406,090
                                                -----------   -----------

                                                $ 8,751,597   $ 4,059,234
                                                ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------

CURRENT LIABILITIES:
  Accounts payable:
    Trade                                       $    94,954   $    47,752
    Related party                                    31,492        20,172
    Property acquisition costs                      214,829             -
Costs advanced from related party                   151,270             -
Accrued liabilities                                  29,434        25,013
Current portion of lease obligation                   6,175             -
                                                -----------   -----------
      Total current liabilities                     528,154        92,937
                                                -----------   -----------


STOCKHOLDERS' EQUITY:
  Preferred Stock, $1 par value;
    1,000,000 shares authorized,
    none issued                                           -             -
  Common Stock, no par value;
    20,000,000 shares authorized,
    7,306,000 and 4,456,000 issued and
    outstanding at March 31, 2000 and
    June 30, 1999, respectively                  17,993,083    13,148,724
  Accumulated deficit                            (9,769,640)   (9,182,427)
                                                -----------   -----------
      Total stockholders' equity                  8,223,443     3,966,297
                                                -----------   -----------

                                                $ 8,751,597   $ 4,059,234
                                                ===========   ===========






KESTREL ENERGY, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED March 31, 2000 and 1999
-------------------------------------------------------------------------
(Unaudited)


                             Three months ended      Nine months ended
                                 March 31,               March 31,
                              2000        1999        2000        1999
                           ----------  ----------  ----------  ----------
REVENUE:
  Oil and gas sales        $  234,438  $  158,404  $  774,366  $  533,094
  Interest                      9,217      11,592      43,561      73,315
  Gain (loss) on sale
    of property &
    equipment                 193,254       (788)     193,254       (788)
  Other income (loss)          (4,238)     12,967      38,766      51,466
                           ----------  ----------  ----------  ----------
      TOTAL REVENUES          432,671     182,175   1,049,947     657,087
                           ----------  ----------  ----------  ----------


COSTS AND EXPENSES:
  Production and
    operating
    expenses                   96,944     148,064     365,588     328,300
  Exploration
    expenses                  145,688      46,002     338,669     377,298
  Dry holes, abandoned
    and impaired
    properties                      -      12,374      25,125     205,772
  Depreciation and
    depletion                  31,196      30,818      96,173     115,795
  General and
    administrative            313,229     220,942     811,605     544,270
                           ----------  ----------  ----------  ----------
      TOTAL COSTS AND
      EXPENSES                587,057     458,200   1,637,160   1,571,435
                           ----------  ----------  ----------  ----------


      NET LOSS             $ (154,386)  $(276,025)  $(587,213)  $(914,348)
                           ----------  ----------  ----------  ----------


      BASIC AND DILUTED
      LOSS PER COMMON
      SHARE                $    (0.02) $    (0.06) $    (0.09) $    (0.20)
                           ==========  ==========  ==========  ==========

      WEIGHTED AVERAGE
      COMMON SHARES
      OUTSTANDING           7,295,500   4,456,000   6,518,545   4,448,701
                           ==========  ==========  ==========  ==========






KESTREL ENERGY, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
March 31, 2000 and 1999
(Unaudited)
-------------------------------------------------------------------------


                                                March 31,      June 30,
                                                   2000          1999
                                               -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                        $  (587,213)   $ (914,348)

Adjustments to reconcile net loss
  to net cash provided (used) by
  operating activities

Depreciation and depletion                           96,078       115,795
Dry holes, abandoned and impaired
  properties                                         24,257       199,263
Non-cash compensation expense                         2,319             -
(Gain) loss on sale of property &
  equipment, net                                   (193,254)          788
(Increase) decrease in accounts
  receivable                                        (34,375)        4,492
(Increase) decrease in related party
  receivable                                         60,006       218,118
(Increase) in other current assets                    5,521       (20,251)
Increase (decrease) in accounts
  payable, trade                                     47,202       (73,398)
Increase (decrease) in accrued
  liabilities                                         4,421        11,688
Increase in accounts payable to
  related party                                      11,320             -
                                                -----------   -----------

Net cash (used) by operating activities            (563,718)     (457,853)
                                                -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures/acquisition
  of properties                                  (4,766,403)   (1,417,281)
Proceeds from sale of property &
  equipment                                         243,000         1,000
Redemption of short-term
  investments, net                                        -     1,981,654
                                                -----------   -----------

Net cash provided (used) by
  investing activities                           (4,523,403)      565,373
                                                -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common
  stock net of offering proceeds                  4,842,040             -
Costs advanced from related party                   151,270
Payments on lease obligations                        (6,175)            -
                                                -----------   -----------

Net cash provided by financing
  activities                                      4,987,135             -
                                                -----------   -----------

Net increase (decrease) in cash and
  cash equivalents                                  (99,986)      107,520

Cash and cash equivalents at the
  beginning of the period                           394,980       372,194
                                                -----------   -----------

Cash and cash equivalents at the
  end of the period                             $   294,994      $479,714
                                                ===========   ===========

SELECTED NON CASH ACTIVITIES:

Total property acquisitions                     $ 4,993,582   $ 1,426,656
Common stock issued to acquire
  property                                                -        (9,375)
Lease obligation used to acquire
  property                                          (12,350)            -
Accounts payable used to acquire
  property                                         (214,829)            -
                                                -----------   -----------
Net cash used to acquire property               $ 4,766,403   $ 1,417,281
                                                ===========   ===========

Cash paid for interest                          $       494   $         -
                                                -----------   -----------






KESTREL ENERGY, INC.
--------------------

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.   Management Opinion

     These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

     In the opinion of management, the accompanying interim unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of March 31, 2000, the results of operations for the periods shown in the statements of operations, and the cash flows for the periods shown in the statements of cash flows. All adjustments made are of a normal recurring nature.

2. On May 5, 2000, the Company sold six international permits for petroleum drilling in Western Australia and New Guinea to Victoria Petroleum USA, Inc. ("VP/USA"), a Colorado corporation and wholly owned subsidiary of Victoria Petroleum N.L. ("VP"), an Australian corporation and an affiliate of the Company, in exchange for 8,250,000 shares of VP Common Stock. On May 5, 2000, the Company, Kestrel Energy California, Inc.("KEC"), a wholly owned subsidiary of the Company, VP, and VP/USA entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, on May 12, 2000, the Company, as sole shareholder of KEC, acquired 66,750,000 shares of VP common stock and VP/USA acquired all of the issued and outstanding shares of KEC through a merger of KEC with and into VP/USA, with KEC as the surviving corporation.

     The Boards of Directors of the Company, KEC, VP, and VP/USA have common members who serve on each Board. In order to avoid conflicts of interests between the parties, a committee of independent directors from each corporation negotiated the terms of the sale of the international permits to VP and the Merger Agreement with KEC, VP and VP/USA with the assistance of independent consultants.

3. In December 1999 the Company completed a private offering of 950,000 shares of its common stock at $2.70 per share. Net proceeds to the Company were $2,532,176 after offering and related expenses of $32,824. The private placement of shares provided the Company with resources to drill the Greens Canyon 29-2 test well on the Greens Canyon Prospect. In August, 1999 the Company completed a private offering of 1,880,000 shares of its common stock at $1.25 per share. Net proceeds to the Company were $2,299,038 after offering and related expenses of $50,962. The private placement of shares provided the Company with resources to drill and complete the UPRC 27-3 test well on the Greens Canyon Prospect. The shares sold in the offerings were sold to offshore purchasers in accordance with SEC Regulation S but the Company has since registered the shares with the SEC on Form S-3 for resale in the United States.

4. On January 18, 2000, the Board of Directors of the Company declared a dividend distribution of 10 Warrants for every 100 shares of outstanding common stock, no par value per share, of the Company held of record by the shareholders at the close of business on February 4, 2000 (the "Record Date"). The Warrant Certificates were only issued in increments of 10 Warrants based upon a rounding of individual shareholders' record holdings. No Warrants were issued to shareholders holding less than 100 shares as of the Record Date.
     Each Warrant entitles the registered holder to purchase from the Company one share of Common Stock at a price of $3.125 per share, subject to adjustment. The Warrants will expire on February 4, 2001, unless earlier redeemed by the Company.

5. On February 21, 2000, the Company entered into a $2,000,000 Line of Credit agreement with Norwest Banks Colorado, N.A., which provides the Company a current borrowing base of $600,000 with interest at Norwest's prime rate plus 2.5%. The note is due October 31, 2001, and is secured by Deeds of Trust on various oil and gas producing properties held by the Company. No amounts were outstanding at March 31, 2000.



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------------------------------------------------------------------------

                      LIQUIDITY AND CAPITAL RESOURCES
                      -------------------------------

At March 31, 2000, the Company had a working capital deficit of $6,148. This compares to the Company's working capital of $560,207 as of June 30, 1999. The decrease in working capital of $566,355 was a result of the Company's operating losses and amounts expended on drilling and completion of the UPRC 27-3 and UPRC 29-2 wells in Wyoming.

Net cash used by operating activities was $563,718 for the nine months ended March 31, 2000, an increase of $105,865 over cash used from operations of $457,853 for the same period in 1999. Operating cash flows decreased during the period as a result of the Company's net loss for the nine month period. The Company's accounts receivable increased $34,375, or 31%, to $145,255 during the period as compared to a decrease of $4,492, or 3%, for the same period in 1999. The increase in receivables is primarily due to higher oil and gas prices received during the period. Amounts due from related party decreased $60,006, or 100% to zero during the nine month period. The decrease is a result of joint interest billing payments made by Victoria Petroleum USA, Inc. The Company's trade accounts payable increased $47,202, or 99%, to $94,954 during the period versus a decrease of $73,398, or 52% from a year ago. Accounts payable relating to property acquisition costs were $214,829 as of March 31, 2000. All of these costs relate to the development of the Greens Canyon Prospect in Wyoming. The prospect costs are being capitalized in accordance with the Company's historical accounting practices and therefore are reflected as an investing activity on the Company's cash flow statement.

Net cash used by investing activities was $4,523,402 for the nine months ended March 31, 2000, versus cash provided of $565,373 for the same period in 1999. The decrease in cash flow from investing activities was attributable to capital expenditures for property and equipment of $4,766,402 offset by cash received on the sale of property of $243,000. Capital expenditures for the nine months ended March 31, 2000 include $2,263,453 and $1,677,163 to drill and prepare for completion the UPRC 27-3 and Greens Canyon 29-2 test wells in Wyoming, respectively. An additional $438,900 was incurred on a 3D seismic study of the Greens Canyon Prospect which will provide the Company with important information concerning future developmental drilling on that Prospect. The Company also purchased acreage in Fire Hole Canyon, a new Wyoming prospect for approximately $200,000. Approximately $125,338 was expended to build a pipeline for the Greens Canyon wells to transport gas to market. An additional $61,548 was expended during the period for office equipment, software, and capital additions on various producing properties. During the period the Company sold its working interests in 16 wells located on the Porcupine leasehold in Wyoming for $243,000. Gain on the sale amounted to $193,254 as reflected in the Company's revenues for the nine month period.

Cash provided by financing activities was $4,987,135 for the current period. The increase in cash from financing activities was a result of the Company's private placement of 1,880,000 and 950,000 shares of its common stock at $1.25 and $2.70 per share respectively, for gross proceeds of $4,915,000 before offering and related expenses of $87,960. Additionally, the Company received $15,000 from the exercise of stock options during the period by employees of the Company. The Company also leased geological software in the amount of $12,350 which requires the Company to make eight quarterly payments of $1,667, including interest, beginning July 1999 and maturing in July, 2001. The Company made four payments on the lease obligation during the period.


                           RESULTS OF OPERATIONS
                           ---------------------

Third Quarter Results
---------------------

The Company reported a loss of $154,386, or 2 cents per share, for the three month period ended March 31, 2000 and a loss of $587,213 or 9 cents per share for the nine month period ended March 31, 2000. This compares with a loss of $276,025, or 6 cents per share and $914,348 or 20 cents per share for the three month and nine month periods ended March 31, 2000, respectively. The decrease in net loss versus a year ago is attributable to significantly higher oil and gas revenues and the gain from the sale of property, despite higher overall expenses.

The Company's revenues for the three months ended March 31, 2000 were $432,671 compared to $182,175 during the same period of 1999, an increase of $250,496, or 138%. Revenues from oil and gas sales were $234,438 for the period ended March 31, 2000, an increase of $76,034, or 48%, as compared to $158,404 for the same period in 1999. The increase in oil and gas revenues was the result of significantly higher oil and gas prices versus the year ago period. Interest income decreased $2,375, or 20%, to $9,217 from $11,592 a year ago. The decrease in interest income is attributable to the reduction of short-term investments, as these investments have been liquidated to meet cash flow requirements. As discussed under Liquidity and Capital Resources, the Company sold its working interests in 16 wells located on the Porcupine leasehold in Wyoming for $243,000, which resulted in a gain of $193,254 for the three and nine month periods. Other income decreased $17,205 to a loss of $4,238 during the period versus income of $12,967 a year ago. The decrease in other income reflects the Company's reclassification of refunds received on expenses previously recorded as other income.

The Company's total revenues for the nine month period ended March 31, 2000 were $1,049,947 as compared to $657,087 during the same period in 1999, an increase of $392,860, or 60%, as a result of higher oil and gas revenues and the gain on sale of property as described above. Revenue from oil and gas sales was $774,366 for the nine months ended March 31, 2000, an increase of $241,272 or 45%, as compared to sales of $533,094 a year ago. The increase in oil and gas sales was attributable to significantly higher oil and gas prices versus the year ago period. Interest income declined to $43,561 for the nine months ended March 31, 2000 versus $73,315 a year ago. The decrease of $29,754, or 41%, is attributable to the reduction of short-term investments, as investments have been liquidated to meet cash flow requirements. Other income decreased $12,700, or 25%, to $38,766 for the nine months ended March 31, 2000 as compared to $51,466 a year ago.

The Company's total expenses for the third quarter increased $128,857, or 28%, to $587,057 as compared to $458,200 a year ago. The increase was a result of higher exploration costs and higher general and administrative costs during the period as described more fully below.

Total expenses for the nine months ended March 31, 2000 increased $65,725, or 4%, to $1,637,160 versus $1,571,435 a year ago. The increase in overall expenses was attributable to higher general and administrative expenses as a result of the Company's higher activity level in connection with the Greens Canyon development project.

Production and operating expenses for the three month period decreased $51,120, or 35%, to $96,944 versus $148,064 for the same period a year ago. The decrease is a result of lower lease operating expenses on the Porcupine wells sold in January and lower work over expenses versus a year ago.

For the nine months ended March 31, 2000, production and operating expenses rose $37,288, or 11%, to $365,288 as compared to $328,300 a year ago. Lease operating and workover costs increased on the Lake Bouef SWDS, Pierce and Kaye Units. Production taxes also increased from year ago levels reflecting higher oil and gas prices received by the Company.

Exploration expenses for the quarter ended March 31, 2000 increased $99,686, or 217%, to $145,688 from $46,002 a year ago. The increase is a result of higher engineering, geophysical, and delay rental costs on the Greens Canyon Prospect and San Joaquin Prospects.

For the nine months ended March 31, 2000, exploration expenses decreased $38,629, or 10% to $338,669 versus $377,298 a year ago. The decrease in exploration expenses reflects the Company's emphasis on the Greens Canyon development and lower geophysical costs on the international prospects versus a year ago.

Dry holes, abandoned and impaired properties expenses for the third quarter decreased $12,374 to zero, or 100% from a year ago. The decrease from year ago levels was attributable to no impairment expenses in the third quarter.

Dry holes, abandoned and impaired properties expense declined $180,647, or 88%, to $25,125 for the nine months ended March 31, 2000 versus $205,772 a year ago. The decrease in dry hole expenses during the nine month period is attributable to the reduction in unsuccessful drilling activity by the Company both domestically and internationally.

General and administrative costs for the three months ended March 31, 2000 increased $92,287, or 42%, to $313,229 as compared to $220,942 for the same period a year ago. The increase in expenses is attributable to higher salaries for exploration associated with the Greens Canyon Project, higher accounting, legal, and shareholder communications costs.

The Company's general and administrative expenses for the nine months ended March 31, 2000 increased $267,335, or 49%, to $811,605 as compared to $544,270 a year ago. The increase for the nine month period reflects the increase in activity at the Company as a result of the Greens Canyon Project. The Company anticipates that general and administrative expenses will continue at this level for the foreseeable future.

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



                        PART II  OTHER INFORMATION
                       -----------------------------

ITEM 1.   LEGAL PROCEEDINGS
               Not applicable

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
               On January 18, 2000, the Board of Directors of the Company declared a dividend distribution of 10 Warrants for every 100 shares of outstanding common stock, no par value per share, of the Company held of record by the shareholders at the close of business on February 4, 2000 (the "Record Date"). The Warrant Certificates were only issued in increments of 10 Warrants based upon a rounding of individual shareholders' record holdings. No Warrants were issued to shareholders holding less than 100 shares as of the Record Date. Each Warrant entitles the registered holder to purchase from the Company one share of Common Stock at a price of $3.125 per share, subject to adjustment. The Warrants will expire on February 4, 2001, unless earlier redeemed by the Company.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
               Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               Not applicable

ITEM 5.   OTHER INFORMATION
               Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
               (a)  Exhibits
                    10.1 Line of Credit between the Company and Norwest Bank, Colorado, National Association dated February 21, 2000
                    10.2  Articles of Merger for Kestrel Energy
                    California, Inc. and Victoria Petroleum USA, Inc.
                    27    Financial Data Schedule
               (b)  Reports on Form 8-K

               On January 21, 2000, the Company filed a Form 8-K dated January 18, 2000 under Item 5 with the Securities and Exchange Commission to report the declaration of a warrant dividend.





                                SIGNATURES
                                ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    KESTREL ENERGY, INC.
                                    --------------------
                                    (Registrant)


Date:  May 15, 2000                 /s/TIMOTHY L. HOOPS
       ------------                 -------------------
                                    Timothy L. Hoops
                                    President, Principal
                                    Executive Officer,
                                    and Director


Date:  May 15, 2000                 /s/MARK A. BOATRIGHT
       ------------                 --------------------
                                    Mark A. Boatright
                                    Vice President - Finance,
                                    Principal Financial and Accounting
                                    Officer, and Director



                               EXHIBIT INDEX


Exhibit No.    Description

10.1 Line of Credit between the Company and Norwest Bank, Colorado, National Association dated February 21, 2000

10.2           Articles of Merger for Kestrel Energy California, Inc.
               and Victoria Petroleum USA, Inc.

27             Financial Data Schedule

The foregoing exhibits have been filed herewith electronically.