Form 10-Q
period 2000-09-30
KESTREL ENERGY INC
filed 2000-11-14
CIK 312842

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q
                                 ---------


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the period ended     September 30, 2000

                                    or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
                    For the transition period from ------ to ------

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

                          [X]  Yes       [ ]  No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

                    The number of shares outstanding of
            common stock, as of September 30, 2000:  7,680,000





                           KESTREL ENERGY, INC.
                             AND SUBSIDIARIES

                  INDEX TO UNAUDITED FINANCIAL STATEMENTS


PART I.     FINANCIAL INFORMATION                                     Page
                                                                      ----

            Item 1.                                   Financial Statements
            -------

            Consolidated Balance Sheets as of September 30, 2000
            and June 30, 2000                                            3

            Consolidated Statements of Operations for the Three
            Months Ended September 30, 2000 and 1999                     4

            Consolidated Statements of Cash Flows for the Three
            Months Ended September 30, 2000 and 1999                   5-6

            Notes to Consolidated Financial Statements                   7

   Item 2.  Management's Discussion and Analysis of Financial
   -------  Condition and Results of Operations                          8

   Item 3.  Quantitative and Qualitative Disclosures About
   -------  Market Risk                                                  9

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                           10
   -------

   Item 2.  Changes in Securities                                       10
   -------

   Item 3.  Defaults Upon Senior Securities                             10
   -------

   Item 4.  Submission of Matters to a Vote of Security Holders         10
   -------

   Item 5.  Other Information                                           10
   -------

   Item 6.  Exhibits and Reports of Form 8-K                            10
   -------

   Signatures                                                           11




                      PART I.  FINANCIAL INFORMATION
                      ------------------------------

ITEM 1.   Financial Statements
-------

KESTREL ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2000
AND JUNE 30, 2000
(Unaudited)

                                              September 30,    June 30,
ASSETS                                             2000          2000
----------------------------------------       -----------   -----------
CURRENT ASSETS:
  Cash and cash equivalents                     $   140,293   $   502,034
  Accounts receivable                               182,353       181,075
  Due from related party                                  -           524
  Other assets                                       26,381        31,560
                                                -----------   -----------
      Total current assets                          349,027       715,193
                                                -----------   -----------

PROPERTY AND EQUIPMENT, AT COST:
  Oil and gas properties, successful
    efforts method of accounting:
      Unproved                                      353,027       353,027
      Proved                                     11,322,408    10,933,518
  Pipeline and facilities                           777,729       772,164
  Furniture and equipment                           138,670       138,970
                                                -----------   -----------
                                                 12,591,834    12,197,679
  Accumulated depreciation and depletion         (2,865,052)   (2,833,816)
                                                -----------   -----------
      Net property and equipment                  9,726,782     9,363,863
                                                -----------   -----------

Investment in related party                       1,677,403     2,191,403
-----------                                     -----------
                                                $11,753,212   $12,270,459
                                                ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable:
    Trade                                       $   558,704   $ 1,423,788
    Related party                                    52,008         9,399
  Accrued liabilities                               315,254        30,837
                                                -----------   -----------
      Total current liabilities                     925,966     1,464,024
                                                -----------   -----------

Line of credit, bank                                600,000             -
                                                -----------   -----------

STOCKHOLDERS' EQUITY:
  Preferred Stock, $1 par value;
    1,000,000 shares authorized,
    none issued                                           -             -
  Common Stock, no par value;
    20,000,000 shares authorized,
    7,680,000 and 7,680,000 issued and
    outstanding at September 30, 2000 and
    June 30, 2000, respectively                  19,048,223    19,044,885
  Accumulated deficit                            (8,306,977)   (8,238,450)
  Accumulated other comprehensive loss             (514,000)            -
                                                -----------   -----------
      Total stockholders' equity                 10,227,246    10,806,435
                                                -----------   -----------

                                                $11,753,212   $12,270,459
                                                ===========   ===========


       See accompanying notes to consolidated financial statements.




KESTREL ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2000 AND 1999
(Unaudited)

                                    2000                    1999
                                 ----------             ----------
REVENUE:
  Oil and gas sales              $  352,680             $  261,407
  Interest                            2,308                 21,270
  Other income                       14,572                 13,509
                                 ----------             ----------
      TOTAL REVENUES                369,560                296,186
                                 ----------             ----------


COSTS AND EXPENSES:
  Production and
    operating expenses              122,041                 97,153
  Dry holes, abandoned
    and impaired properties               -                 13,029
  Exploration expenses               27,490                115,374
  Depreciation and depletion         31,236                 32,423
  General and administrative        249,028                254,912
  Interest expense                    8,292                    247
                                 ----------             ----------
      TOTAL COSTS AND EXPENSES      438,087                513,138
                                 ----------             ----------


      NET LOSS                   $  (68,527)             $(216,952)
                                 ----------             ----------

      NET LOSS PER
      COMMON SHARE               $    (0.01)            $    (0.04)
                                 ==========             ==========

      WEIGHTED AVERAGE
      COMMON SHARES
      OUTSTANDING                 7,680,000              5,763,826
                                 ==========             ==========




       See accompanying notes to consolidated financial statements.





KESTREL ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2000 and 1999
(Unaudited)

                                                   2000          1999
                                               -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                        $   (68,527)   $ (216,952)

Adjustments to reconcile net loss
  to net cash used in
  operating activities:

Dry holes, abandoned and impaired
  properties                                              -        12,128
Depreciation and depletion                           31,236        32,423
Non cash compensation expense                         3,338         2,319
(Increase) decrease in accounts
  receivable relating to operations                  (1,278)      (79,908)
(Increase) decrease in due from
  related party                                         524       (65,546)
(Increase) decrease in other
  current assets                                      5,179        (3,429)
Increase (decrease) in accounts
  payable, trade                                   (865,084)       29,009
Increase (decrease) in accounts
  payable, related party                             42,609          (154)
Increase (decrease) in accrued
  liabilities                                        21,917           986
                                                -----------   -----------

      Net cash used in operating activities        (830,086)     (289,124)
                                                -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures/acquisition
  of properties                                    (131,655)     (718,432)
Purchase of short-term investments                        -    (1,094,292)
                                                -----------   -----------

      Net cash used in investing activities        (131,655)   (1,812,724)
                                                -----------   -----------


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common
  stock, net of offering costs                            -     2,299,038
Payments on lease obligations                             -        (3,088)
Net borrowings on line of credit                    600,000             -
                                                -----------   -----------

      Net cash provided by financing
      activities                                    600,000     2,295,950
                                                -----------   -----------

Net increase (decrease) in cash and
  cash equivalents                                 (361,741)      194,102

Cash and cash equivalents at the
  beginning of the period                           502,034       394,980
                                                -----------   -----------

Cash and cash equivalents at the
  end of the period                             $   140,293   $   589,082
                                                ===========   ===========

SELECTED NON CASH ACTIVITIES:

Total property acquisitions                     $   394,155   $ 1,130,119
Lease obligation used to acquire
  property                                                -       (12,350)
Common stock used to acquire
  property                                                -             -
Accounts payable and accrued expenses
  used to acquire property                         (262,500)     (399,337)
                                                -----------   -----------
Net cash used to acquire property               $   131,655   $   718,432
                                                ===========   ===========

Cash paid for interest                          $     8,292   $       247
                                                ===========   ===========


       See accompanying notes to consolidated financial statements.



KESTREL ENERGY, INC.
--------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1.   Management Opinion

     These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

     In the opinion of management, the accompanying interim unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of September 30, 2000, the results of operations for the periods shown in the statements of operations, and the cash flows for the periods shown in the statements of cash flows. All adjustments made are of a normal recurring nature.

2.   Investment in Related Party

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

     The investment in VP Common Stock is classified as available-for-sale. Net unrealized gains and losses on the investment are recorded to Other Comprehensive Income or Loss. At September 30, 2000, the unrealized loss on the investment was $514,000. There were no unrealized holding losses at June 30, 2000. There were no proceeds, realized gains, or realized losses from the sales of investments for the three months ended September 30, 2000 or 1999.

3.   Line of Credit

     On February 21, 2000, the Company entered into a $2,000,000 Line of Credit agreement with Wells Fargo Bank West N.A., which provided the Company a borrowing base of $600,000 with interest at Wells Fargo prime rate plus 2.5%. On September 27, 2000, the Company and Wells Fargo amended the Line of Credit Agreement to provide the Company a borrowing base of $2,000,000 and reduced the interest rate to 1.5% over prime. The increase in borrowing base resulted from the substantial increase in the Company's proved reserves as of the June 30, 2000 reserve report. The note is due October 31, 2001, and is secured by Deeds of Trust on various oil and gas producing properties held by the Company. As of September 30, 2000, $600,000 was outstanding on the line of credit.

ITEM 2.   Management's Discussion and Analysis of Financial Condition
-------   and Results of Operations.

                      LIQUIDITY AND CAPITAL RESOURCES
                      -------------------------------

At September 30, 2000, the Company had a working capital deficit of $576,939. This compares to the Company's working capital deficit of $748,831 as of June 30, 2000. The decrease in working capital deficit of $171,892 was a result of higher oil and gas sales and borrowings on the Company's line of credit less amounts expended on drilling and completion of the Turner 3-14 in Oklahoma and Greens Canyon wells in Wyoming. The Company plans to fund the working capital deficit at September 30, 2000 by drawing on its line of credit, utilizing revenues from oil and gas sales, and obtaining additional trends from other sources as necessary.

Net cash used by operating activities was $830,086 for the three months ending September 30, 2000, an increase of $540,962 over cash used by operations of $289,124 for the same period in 1999. Operating cash flows decreased during the first quarter due to the payment of accounts payable previously incurred. The Company's accounts receivable increased $1,278, or 10%, to $182,353 during the period as compared to an increase of $79,908, or 72%, for the same period in 1999. The Company's accounts payable trade decreased $865,084, or 61%, to $558,704 during the period versus an increase of $29,009, or 61%, a year ago. Accounts payable, related party increased $42,609 to $52,008 during the first quarter of fiscal 2001. The increase was a result of a cash advance from the related party which the Company will offset with overhead charges and expenses for the use of Company office space and personnel. Accrued expenses increased $284,417 to $315,254 during the period compared to an increase of $986 a year ago. The increase is primarily due to the Company's accrual of $262,500 for the drilling and completion of the Turner 3-14 well in Amber County, Oklahoma. The well was completed on September 27, 2000, but invoices relating to the costs to complete the well have not yet been received.

Net cash used by investing activities was $131,655 for the quarter ended September 30, 2000, versus cash provided of $1,812,724 for the same period in 1999. Capital expenditures during the period included $285,000 to drill and complete the Turner 3-14 well in Amber County, Oklahoma. The well was successfully completed and began producing gas in late September, 2000. The Company holds a 37.5% working interest in the well. The Company expended approximately $94,000 to finish completing the Greens Canyon 27-3, Greens Canyon 29-2 and Poitevent wells in Greens Canyon, Wyoming. Additional costs included $15,000 to complete various coalbed methane wells in the Hilight Field in Wyoming.

Cash provided by financing activities was $600,000 for the current quarter. The increase in cash from financing activities was a result of the Company accessing its line of credit at Wells Fargo Bank West, N.A. to provide working capital during the period.






                           RESULTS OF OPERATIONS
                           ---------------------
First Quarter Results
---------------------

The Company reported a loss of $68,527, or 1 cent per share, for the three month period ended September 30, 2000. This compares with a loss of $216,952, or 4 cents per share, for the same period a year ago. The loss in the current period is a result of the Company's increased level of general and administrative expenses and lower interest income, despite higher oil and gas sales.

The Company's revenues for the three months ended September 30, 2000 were $369,560 compared to $296,186 during the same period of 1999, an increase of $73,374, or 25%. Revenues from oil and gas sales were $352,680 for the quarter ended September 30, 2000, an increase of $91,273, or 35%, as compared to $261,407 for the same period in 1999. The increase in oil and gas revenues is attributable to higher oil and gas prices and higher gas volumes compared to a year ago. Interest income decreased $18,962, or 89%, to $2,308 from $21,270 a year ago. The decrease in interest income is attributable to the reduction in short-term investments from prior year levels.

The Company's total expenses decreased $75,051, or 15%, to $438,087 as compared to $513,138 a year ago. The decrease in overall expenses is primarily due to lower exploration expenses incurred during the quarter.

Production and operating expenses increased $24,888, or 26%, to $122,041 versus $97,153 for the same period a year ago. The increase in production and operating expenses was primarily due to higher lease operating expenses on the Greens Canyon wells in Wyoming and higher production taxes on the increased oil and gas revenue.

Dry holes, abandoned and impaired properties decreased $13,029, or 100%, from $13,029 a year ago. The decrease from year ago levels was attributable to the lack of an impairment expense in the current period.

Exploration expenses decreased $87,884, or 76%, to $27,490 from $115,374 a year ago. The decrease is attributable to lower geological and geophysical costs and delay rentals. The lower costs reflect a lower activity level as the Company develops the Greens Canyon properties.

General and administrative costs decreased $5,884, or 2%, to $249,028 as compared to $254,912 for the same period a year ago. The decrease in expenses is not attributable to any particular expense item.

Interest expense increased $8,045 to $8,292 from $247 a year ago. The increase in interest expense is due to the interest paid on the outstanding balance of the Company's line of credit.



ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.
-------

The Company does not invest in or hold market risk sensitive or interest rate sensitive instruments. Until fiscal 2000, the Company did not invest in or hold market risk sensitive or interest rate sensitive instruments and the only currency exchange rate risk borne by the Company stemmed from the Company's obligations to fund its international drilling in Australian dollars. As of September 30, 2000, the Company owns 75,000,000 shares of Victoria Petroleum, NL ("VP") Common Stock. The investment in VP Common Stock is classified as available-for-sale. Net unrealized gains and losses on the investment are recorded to Other Comprehensive Income or Loss. The VP shares are traded publicly on the Australian stock exchange and the price for which the Company could sell its VP shares, which are quoted in prices denominated in Australian dollars, could be higher or lower than the Company's cost. The Company no longer has currency exchange risk relating to its own operations, as it no longer directly participates in international drilling.

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


ITEM 1.   LEGAL PROCEEDINGS
                    Not applicable

ITEM 2.   CHANGES IN SECURITIES
                    Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
                    Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                    Not applicable

ITEM 5.   OTHER INFORMATION
                    Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
                    (a)  Exhibits
                         10 Letter Amendment to Wells Fargo Bank West,
                              N.A. Agreement dated September 27, 2000
                         27 Financial Data Schedule
                    (b)  Reports on Form 8-K - None





                                SIGNATURES
                                ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    KESTREL ENERGY, INC.
                                    --------------------
                                    (Registrant)


Date:  November 14, 2000            /s/TIMOTHY L. HOOPS
       -----------------            -------------------
                                    Timothy L. Hoops
                                    President, Principal Executive
                                    Officer, and Director


Date:  November 14, 2000            /s/MARK A. BOATRIGHT
       ------------------           --------------------
                                    Mark A. Boatright
                                    Vice President - Finance,
                                    Principal Financial and Accounting
                                    Officer, and Director



                           EXHIBIT INDEX

NO.          DESCRIPTION

10           Letter Amendment to Wells Fargo Bank West, N.A.
             Agreement dated September 27, 2000
27           Financial Data Schedule

The foregoing exhibits have been filed herewith electronically