Form 10-Q
period 2000-12-31
KESTREL ENERGY INC
filed 2001-02-14
CIK 312842

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q



[X]   Quarterly  Report Pursuant to Section 13 or 15(d) of the  Securities
Exchange Act of 1934
                  For the period ended December 31, 2000

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

                        [X]  Yes            [ ] No



                   APPLICABLE ONLY TO CORPORATE ISSUERS:

   The number of shares outstanding of common stock, as of  December 31,
                           2000:       7,680,000

                           KESTREL ENERGY, INC.
                             AND SUBSIDIARIES

                  INDEX TO UNAUDITED FINANCIAL STATEMENTS


                                                                  Page

PART I.     FINANCIAL INFORMATION


            ITEM 1.  Financial Statements

               Consolidated Balance Sheets as of December 31,
               2000  and June 30, 2000                                   3

               Consolidated Statements of Operations for
               the Three Months and Six Months Ended
               December 31, 2000 and 1999                                4

               Consolidated Statements of Cash Flows for the
               Six Months Ended December 31, 2000 and 1999               5

               Notes to Consolidated Financial Statements                6-7


            ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
                     Operations                                          7-9


            ITEM 3.  Quantitative and Qualitative Disclosures About
                     Market Risk                                          9


PART II.    OTHER INFORMATION

            ITEM 1.  Legal Proceedings                                     10

            ITEM 2.  Changes in Securities                                 10

            ITEM 3.  Defaults Upon Senior Securities                       10

            ITEM 4.  Submission of Matters to a Vote of
                     Security Holders                                      10

            ITEM 5.  Other Information                                     10

            ITEM 6.  Exhibits and Reports of Form 8-K                      10

               Signatures                                                  11


                      PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements
KESTREL ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2000
AND JUNE 30, 2000
(Unaudited)


                                         December 31,     June 30,
ASSETS                                      2000           2000
------                                   -----------      --------

CURRENT ASSETS:
 Cash and cash equivalents              $   85,105     $ 502,034
 Accounts receivable                       235,237       181,075
 Due from related party                     33,251           524
 Other assets                               28,218        31,560
                                       -----------   -----------
     Total current assets                  381,811       715,193
                                       -----------   -----------

PROPERTY AND EQUIPMENT, AT COST:
 Oil and gas properties, successful
  efforts method of accounting:
     Unproved                              353,027       353,027
     Proved                             11,623,908    10,933,518
 Pipeline and facilities                   804,667       772,164
 Furniture and equipment                   143,724       138,970
                                       -----------   -----------
                                        12,925,326    12,197,679
 Accumulated depreciation and
             depletion                  (2,901,118)   (2,833,816)
                                       -----------   -----------
     Net property and equipment         10,024,208     9,363,863
                                       -----------   -----------

Investment in related party              1,628,903     2,191,403
                                       -----------   -----------

                                      $ 12,034,922   $12,270,459
                                       ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Accounts payable:
  Trade                                 $  453,219     $1,423,788
  Related party                             29,492         9,399
 Accrued liabilities                        54,209        30,837
 Line of credit, bank                    1,384,500             -
                                       -----------    ----------
     Total current liabilities           1,921,420     1,464,024
                                       -----------    ----------

STOCKHOLDERS' EQUITY:
 Preferred Stock, $1 par value;
   1,000,000 shares authorized,
   none issued                                   -             -
 Common Stock, no par value;
  20,000,000 shares authorized,
  7,680,000 and 7,680,000 issued
  and outstanding at December 31, 2000
  and June 30, 2000, respectively       19,048,223     19,044,885
Accumulated deficit                     (8,372,221)    (8,238,450)
 Accumulated other comprehensive loss    (562,500)              -
                                       -----------    -----------
     Total stockholders' equity         10,113,502     10,806,435
                                       -----------    -----------

                                      $ 12,034,922   $ 12,270,459
                                       ===========    ===========

       See accompanying notes to consolidated financial statements.


KESTREL ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED December 31, 2000 and 1999
(Unaudited)




                              Three months ended       Six months ended
                                 December 31,            December 31,
                                2000      1999          2000      1999
                              --------  --------     ---------  -------

REVENUE:
 Oil and gas sales           $440,590  $278,521    $ 793,270  $ 539,928
 Interest                          98    13,074        2,406     34,344
 Other income                  21,356    29,495       35,928     43,004
                             -------- ---------   ----------  ---------
   TOTAL REVENUES             462,044   321,090      831,604    617,276
                             -------- ---------   ----------  ---------


COSTS AND EXPENSES:
 Production and operating
  expenses                    182,669   171,491      304,710    268,644
 Exploration expenses          28,958    77,607       56,448    192,981
 Dry holes, abandoned and
  impaired properties               -    12,096            -     25,125
 Depreciation and depletion    36,066    32,554       67,302     64,977
 General and administrative   248,984   243,217      498,102    498,376
 Interest expense              30,611         -       38,903          -
                             --------  --------     --------  ---------
     TOTAL COSTS AND EXPENSES  527,288   536,965      965,375  1,050,103
                             --------  --------     --------  ---------

     NET LOSS                 $(65,244)$(215,875)   $(133,771)$(432,827)
                              -------- ---------    ---------  ---------
     BASIC AND DILUTED LOSS
      PER COMMON SHARE        $  (0.01) $  (0.03)   $   (0.02) $  (0.07)
                             ========= =========    =========  =========

     WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING      7,680,000 6,501,217    7,680,000  6,132,522
                             ========= =========    =========  =========



       See accompanying notes to consolidated financial statements.


KESTREL ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
(Unaudited)


                                                      2000         1999
                                                      ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                          $(133,771)  $(432,827)

Adjustments to reconcile net loss to net cash used in operating activities:

Dry holes, abandoned and impaired properties               -      24,257
Depreciation and depletion                            67,302      64,914
Non cash compensation expense                          3,338       2,319
(Increase) decrease in accounts receivable
 relating to operations                             (54,162)    (62,248)
(Increase) decrease in due from related party       (32,727)      18,436
(Increase) decrease in other current assets            3,342       (309)
Increase (decrease) in accounts payable, trade     (970,569)      94,762
Increase (decrease) in accounts payable,
 related party                                        20,093      34,134
Increase (decrease) in accrued liabilities            23,372     (1,174)
                                                  ----------  ----------

          Net cash used in operating activities  (1,073,782)   (257,736)
                                                  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures/acquisition of properties     (727,647) (3,439,055)
Purchase of short-term investments                         -   (299,480)
                                                  ----------  ----------
          Net cash used in investing activities    (727,647) (3,738,535)
                                                  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock,
 net of offering costs                                     -   4,831,214
Payments on lease obligations                              -     (4,631)
Net borrowings on line of credit                   1,384,500           -
                                                  ----------  ----------
          Net cash provided by financing
           activities                              1,384,500   4,826,583
                                                  ----------  ----------

Net increase (decrease) in cash and
 cash equivalents                                  (416,929)     830,312

Cash and cash equivalents at the
 beginning of the period                             502,034     394,980
                                                  ----------  ----------
Cash and cash equivalents at the
 end of the period                                $   85,105  $1,225,292
                                                  ==========  ==========
Cash paid for interest                            $   38,903  $      371
                                                  ==========  ==========



       See accompanying notes to consolidated financial statements.


KESTREL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

     In the opinion of management, the accompanying interim unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of December 31, 2000, the results of operations for the periods shown in the statements of operations, and the cash flows for the periods shown in the statements of cash flows. All adjustments made are of a normal recurring nature.

     The components of total comprehensive earnings for the periods consist of net loss and unrealized loss on investment in Victoria Petroleum, NL (VP) common stock are as follows:

                               Three months ended     Six months ended
                                  December 31,          December 31,
                                 2000       1999      2000       1999
                                -----      -----      ----      -----

     Net loss                $(65,244)  $(215,875) $(133,771)$ (432,827)
     Other comprehensive
      net loss                (48,500)           - (562,500)         -
                             ---------   --------- ---------  --------
     Total comprehensive
      net loss               $(133,744) $(215,875) $(696,271)$(432,827)
                             =========  =========  ========= =========

2.   Investment in Related Party

     On May 5, 2000, the Company sold six international permits with a net book value of $143,179 for petroleum drilling in Western Australia and New Guinea to Victoria Petroleum USA, Inc. (VP/USA), a Colorado corporation and wholly owned subsidiary of VP, in exchange for 8,250,000 shares of VP Common Stock.

     Also, on May 5, 2000, Kestrel Energy California, Inc. (KEC), VP and VP/USA entered into an Agreement and Plan of Merger (Merger Agreement). Pursuant to the Merger Agreement, on May 12, 2000, the Company, as sole shareholder of KEC, acquired 66,750,000 shares of VP Common Stock and VP/USA acquired all of the issued and outstanding shares of KEC through a merger of KEC into VP/USA, with KEC as the surviving corporation.

     The investment in VP Common Stock is classified as available-for-sale. Net unrealized gains and losses on the investment are recorded to other comprehensive income or loss. At December 31, 2000, the unrealized loss on the investment was $562,500. There were no unrealized losses at June 30, 2000. There were no proceeds, realized gains, or realized losses from the sales of investments for the six months ended December 31, 2000 or 1999.

3.   Line of Credit

     On February 21, 2000, the Company entered into a $2,000,000 Line of Credit agreement with Wells Fargo Bank West N.A., which provided the Company with an initial borrowing base of $600,000 with interest at Wells Fargo prime rate plus 2.5%. On September 27, 2000, the Company and Wells Fargo amended the Line of Credit Agreement to provide the Company a borrowing base of $2,000,000 and reduced the interest rate to 1.5% over the Wells Fargo prime rate. The increase in borrowing base resulted from the substantial increase in the Company's proved reserves as of the June 30, 2000 reserve report. The line of credit is due October 31, 2001, and is secured by Deeds of Trust on various oil and gas producing properties held by the Company. As of December 31, 2000, $1,384,500 was outstanding on the line of credit.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had a working capital deficit of $1,539,609. This compares to the Company's working capital deficit of $748,831 as of June 30, 2000. The increase in working capital deficit of $790,778 was a result of borrowings on the Company's line of credit less amounts expended on drilling and completion of the Turner 1-23 and 3-14 wells in Oklahoma. The Company plans to fund the working capital deficit at December 31, 2000 by utilizing revenues from oil and gas sales, and obtaining additional funds from other sources as necessary.

Net cash used by operating activities was $1,073,782 for the six months ending December 31, 2000, an increase of $816,046 over cash used by operations of $257,736 for the same period in 1999. Operating cash flows decreased during the six months ended December 31, 2000 due to the payment of accounts payable previously incurred. The Company's accounts receivable increased $54,162, or 30%, to $235,237 during the period as compared to an increase of $62,248, or 56%, for the same period in 1999. The increase in receivables for the six month period is primarily due to an accrual of gas revenue on the Turner 1-23 and 3-14 wells completed in October 2000 and higher natural gas prices received during the period.
Due from related party increased $32,727 to $33,251 from $524 a year ago. The increase is attributable to the payment of expenses by the Company on behalf of a related party. All of the related party receivable was reimbursed to the Company in January 2001. The Company's accounts payable trade decreased $970,569, or 68%, to $453,219 during the six months ended December 31, 2000 versus an increase of $94,762, or 198%, a year ago. Accounts payable related party increased $20,093 to $29,492 during the six months ended December 31, 2000. The increase was a result of a cash advance from the related party which the Company will offset with overhead charges and expenses for the use of Company office space and personnel. Accrued expenses increased $23,372 to $54,209 during the period compared to a decrease of $1,174 a year ago. The increase was primarily due to revenue and production taxes payable as of December 31, 2000.

Net cash used by investing activities was $727,647 for the period ended December 31, 2000, versus cash used of $3,738,535 for the same period in 1999. Capital expenditures during the period included $329,900 to drill and complete the Turner 3-14 well and $219,000 to drill and complete the Turner 1-23 well; both wells were completed successfully and began production during the fourth quarter of 2000. The wells are located in Amber County, Oklahoma. Additional costs included $126,000 for completion costs on the Poitevent and Greens Canyon 29-2 wells in Greens Canyon, Wyoming. The Company also expended $32,500 to finish the flow line located on the Greens Canyon Property and $15,000 to complete various coalbed methane wells in the Hilight Field in Wyoming. Furniture, computers and software accounted for approximately $5,200 of capital expenditures during the period.

Cash provided by financing activities was $1,384,500 for the current quarter. The increase in cash from financing activities was a result of the Company accessing its line of credit at Wells Fargo Bank West, N.A. to fund working capital during the period.

                           RESULTS OF OPERATIONS

The Company reported a loss of $65,244, or 1 cent per share, for the three month period ended December 31, 2000. This compares with a loss of $215,875, or 3 cents per share, for the same period a year ago. The loss in the current period is a result of higher workover expenses incurred on the Pierce and Burditt properties and higher lease operating expenses on the coalbed methane and Greens Canyon wells in Wyoming.

The Company's revenues for the three months ended December 31, 2000 were $462,044 compared to $321,090 during the same period of 1999, an increase of $140,954, or 44%. Revenues from oil and gas sales were $440,590 for the three months ended December 31, 2000, an increase of $162,069, or 58%, as compared to $278,521 for the same period in 1999. The increase in oil and gas revenues is attributable to higher oil and gas prices and higher gas volumes compared to a year ago. Interest income decreased $12,976, or 99%, to $98 from $13,074 a year ago. The decrease in interest income is attributable to the reduction in short-term investments from prior year levels. Other income for the three months ended December 31, 2000 decreased $8,139, or 28%, to $21,356 from $29,495 in the same period a year ago. Other income represents overhead charged to a related party for use of the Company's office space and personnel.

The Company's total revenues for the six month period ended December 31, 2000 were $831,604 as compared to $617,276 during the same period in 1999, an increase of $214,328, or 35%. Revenue from oil and gas sales was $793,270 for the six months ended December 31, 2000, an increase of $253,342, or 47%, as compared to sales of $539,928 a year ago. The increase in oil and gas sales was attributable to significantly higher oil and gas prices and higher gas volumes as a result of the production from the Greens Canyon properties and the two Turner wells recently completed. Interest income declined to $2,406 for the six months ended December 31, 2000 versus $34,344 a year ago. The decrease of $31,938, or 93%, is attributable to the reduction of short-term investments, as investments have been liquidated to meet cash flow requirements. Other income decreased $7,076, or 16%, to $35,928 for the six months ended December 31, 2000 as compared to $43,004 a year ago.

The Company's total expenses for the second quarter ended December 31, 2000 decreased $9,677, or 2%, to $527,288 as compared to $536,965 a year ago. The decrease in overall expenses is primarily due to lower exploration expenses incurred during the quarter versus a year ago, offset by interest charges on the Company's line of credit.

Total expenses for the six months ended December 31, 2000 decreased $84,728, or 8%, to $965,375 versus $1,050,103 a year ago. The reduction in overall expenses is a result of lower exploration expenses and dry hole costs as the Company has reduced its exploration activity on a company wide basis.

Production and operating expenses for the three month period increased $11,178, or 7%, to $182,669 versus $171,491 for the same period a year ago. The increase in production and operating expenses was due to workover costs on the Pierce and Burditt properties and higher lease operating costs associated with the Greens Canyon and coalbed methane wells despite lower overall lease operating expenses on a Company wide basis.

For the six months ended December 31, 2000, production and operating expenses rose $36,067, or 13%, to $304,710 as compared to $268,644 a year ago. Attributing to this increase are the expenses discussed above as well as higher production taxes as a result of higher oil and gas revenues received by the Company.

Exploration expenses for the quarter ended December 31, 2000 decreased $48,649, or 63%, to $28,958 from $77,607 a year ago. The decrease is attributable to a reduction of the Company's emphasis on exploration. The costs incurred for the quarter reflect delay rentals paid to maintain leasehold interests.

For the six months ended December 31, 2000, exploration expenses decreased $136,533, or 71%, to $56,448 versus $192,981 a year ago. The decrease in exploration expenses reflects the Company's emphasis on the Greens Canyon development rather than exploration of unproved properties.

Dry holes, abandoned and impaired properties expenses for the second quarter decreased $12,096, or 100%, from $12,096 a year ago. The decrease from year ago levels was attributable to lower impairment expense.

Dry holes, abandoned and impaired properties expensed for the six months ended December 31, 2000 declined $25,125, or 100%, from $25,125 a year ago. The decrease in dry hole expenses during the six month period is attributable to lower impairment expense.

Depletion expense for the three months ended December 31, 2000 was $36,066 versus $32,554 a year ago.
Depletion expense for the six months ended December 31, 2000 was $67,302
versus $64,977 a year ago.    The increase in depletion for both the three
and six month periods ending December 31, 2000 is attributable to higher capitalized costs on the Greens Canyon and Turner wells.

General and administrative costs for the three months ended December 31, 2000 increased $5,767, or 2%, to $248,984 as compared to $243,217 for the same period a year ago. The increase in expenses was not attributable to any particular expense category, but reflects a similar level of activity within the Company versus the same period a year ago.

The Company's general and administrative expenses for the six months ended December 31, 2000 decreased $274 to $498,102 as compared to $498,376 a year ago.

Interest expense was $30,611 for the second quarter as a result of the Company's utilization of its line of credit. For the six months ended, interest expense was $38,903.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Until fiscal 2000, the Company did not invest in or hold market risk sensitive or interest rate sensitive instruments and the only currency exchange rate risk borne by the Company stemmed from the Company's obligations to fund its international drilling in Australian dollars. As of December 31, 2000, the Company owns 75,000,000 shares of Victoria Petroleum, NL (VP) Common Stock. The investment in VP Common Stock is classified as available-for-sale. Net unrealized gains and losses on the investment are recorded to other comprehensive income or loss. The VP shares are traded publicly on the Australian stock exchange and the price for which the Company could sell its VP shares, which are quoted in prices denominated in Australian dollars, could be higher or lower than the Company's cost. The Company no longer has currency exchange risk relating to its own operations, as it no longer participates in international drilling.

                        FORWARD LOOKING STATEMENTS

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


                       PART II     OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS
                    Not applicable

ITEM 2.             CHANGES IN SECURITIES
                              Not applicable

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
                    Not applicable

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                    At the Company's annual meeting of shareholders on December 19, 2000, in Denver, Colorado, the Company's shareholders elected Timothy L. Hoops, Robert J. Pett, Kenneth
          W. Nickerson, John T. Kopcheff, Mark A. E. Syropoulo and Neil T. MacLachlan to the Company's Board of Directors. The shareholders also approved KPMG LLP as the Company's independent certified public accountants and auditors for the year ending June 30, 2001, an amendment to the Company's stock option plan to increase the number of shares reserved under the plan to 1,850,000 from 1,500,000, and an amendment to the Company's Articles of Incorporation to require a majority vote of outstanding shares only for major corporate transactions. The meeting was adjourned from December 7, 2000 to December 19, 2000 because the Company did not have a quorum on the earlier date.

                    There were 7,680,000 shares of the Company's Common Stock issued and outstanding, of which 7,680,000 were entitled to vote at the reconvened meeting on December 19, 2000. Of that number, 5,141,902 were present in person or by proxy at the meeting. With respect to the election of directors, the votes were as follows: Mr. Hoops - 5,132,750 in favor, 9,152 withheld; Mr. Pett - 5,138,750 in favor, 3,152 withheld; Mr. Kopcheff - 5,138,750 in favor, 3,152 withheld; Mr. Nickerson - 5,138,750 in favor, 3,152 withheld and Mr. Syropoulo - 5,138,750 in favor, 3,152 withheld; and Mr. MacLachlan - 5,138,750 in
          favor, 3,152 withheld.    The selection of KPMG LLP received a
          vote of 5,138,747 shares for, 922 against and 2,233 abstaining. The amendment to the stock option plan was approved, with 5,114,030 shares for, 21,533 against and 6,339 abstaining. The amendment to the Articles of Incorporation was approved, with 4,555,960 shares for, 16,638 against and 31,086 abstaining. Abstentions and broker non-votes were counted for purposes of establishing a quorum only. Only those votes cast for the election of directors and the other proposals were counted as voted in favor or affirmative votes.

ITEM 5.             OTHER INFORMATION
                    Not applicable

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K
                    (a)                   Exhibits
                    (b)  Reports on Form 8-K - None





                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        KESTREL ENERGY, INC.
                                        (Registrant)


Date: February 14, 2001                 /s/TIMOTHY L. HOOPS
                                        Timothy L. Hoops
                                        President, Principal Executive
                                        Officer, and Director


Date: February 14, 2001                 /s/MARK A. BOATRIGHT
                                        Mark A. Boatright
                                        Vice President - Finance,
                                        Principal Financial and Accounting
                                        Officer