Form 10-Q
period 2001-03-31
KESTREL ENERGY INC
filed 2001-05-21
CIK 312842

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q



[X]   Quarterly  Report Pursuant to Section 13 or 15(d) of the  Securities
Exchange Act of 1934
              For the period ended             March 31, 2001

                                    or

[  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
     For the transition period from --------- to -----------

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

                              (720) 921-0600
           (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        [X]  Yes            [ ]  No


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of common stock, as of  March 31, 2001:
7,680,000





                           KESTREL ENERGY, INC.
                             AND SUBSIDIARIES

                  INDEX TO UNAUDITED FINANCIAL STATEMENTS


                                                                 Page

PART I.     FINANCIAL INFORMATION


     Item 1.   Financial Statements

               Consolidated Balance Sheets as of March 31, 2001
                and June 30, 2000 (Unaudited)                      3

               Consolidated Statements of Operations for the
                Three Months and Nine Months Ended
                March 31, 2001 and 2000 (Unaudited)                4

               Consolidated Statements of Cash Flows for the
                Nine Months Ended March 31, 2001 and 2000
               (Unaudited)                                         5

               Notes to Consolidated Financial Statements        6-7


     Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations              7-9


     Item 3.   Quantitative and Qualitative Disclosures About
                Market Risk                                        9


PART II.    OTHER INFORMATION

     Item 1.   Legal Proceedings                                  10

     Item 2.   Changes in Securities                              10

     Item 3.   Defaults Upon Senior Securities                    10

     Item 4.   Submission of Matters to a Vote of Security
                Holders                                           10

     Item 5.   Other Information                                  10

     Item 6.   Exhibits and Reports of Form 8-K                   10

     Signatures                                                   11


                      PART I.   FINANCIAL INFORMATION
ITEM 1.  Financial Statements
KESTREL ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2001
AND JUNE 30, 2000
(Unaudited)

                                          March 31,     June 30,
ASSETS                                      2001          2000
------                                  -----------    ----------

CURRENT ASSETS:
 Cash and cash equivalents            $    396,851   $   502,034
 Accounts receivable                       340,030       181,075
 Due from related party                          -           524
 Other assets                               24,656        31,560
                                       -----------   -----------
       Total current assets                761,537       715,193
                                       -----------   -----------

PROPERTY AND EQUIPMENT, AT COST:
 Oil and gas properties, successful
  efforts method  of accounting:
       Unproved                            311,315       353,027
       Proved                           12,135,642    10,933,518
 Pipeline and facilities                   807,851       772,164
 Furniture and equipment                   143,724       138,970
                                       -----------   -----------
                                        13,398,532    12,197,679
 Accumulated depreciation and
  depletion                             (2,938,774)   (2,833,816)
                                       -----------   -----------
       Net property and equipment       10,459,758     9,363,863
                                       -----------   -----------

Investment in related party              1,463,903     2,191,403
                                       -----------   -----------

                                      $ 12,685,198   $12,270,459
                                       ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable:
  Trade                               $    492,532   $ 1,423,788
  Related party                             20,615         9,399
 Accrued liabilities                        62,763        30,837
 Line of credit, bank                    1,859,500             -
                                       -----------   -----------
       Total current liabilities         2,435,410     1,464,024
                                       -----------   -----------

STOCKHOLDERS' EQUITY:
 Preferred Stock, $1 par value;
  1,000,000 shares authorized,
   none issued                                   -             -
 Common Stock, no par value;
   20,000,000 shares authorized,
   7,680,000 and 7,680,000 issued
   and outstanding at March 31, 2001
   and June 30, 2000, respectively      19,048,223    19,044,885
 Accumulated deficit                    (8,070,935)   (8,238,450)
 Accumulated other comprehensive loss     (727,500)            -
                                       -----------   -----------
       Total stockholders' equity       10,249,788    10,806,435
                                       -----------   -----------

                                      $ 12,685,198   $12,270,459
                                       ===========   ===========

       See accompanying notes to consolidated financial statements.



KESTREL ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2001 and 2000
(Unaudited)


                             Three months ended      Nine months ended
                                 March 31,               March 31,
                               2001       2000       2001         2000
                             -------    -------    -------       ------

REVENUE:

 Oil and gas sales        $  871,761 $  234,438  $1,665,031  $  774,366
 Interest                        275      9,217       2,681      43,561
 Other income (loss)          15,037    (4,238)      50,965      38,766
 Gain on sale
  of property                  7,972    193,254       7,972     193,254
                          ---------- ----------  ----------  ----------
   TOTAL REVENUES            895,045    432,671   1,726,649   1,049,947


COSTS AND EXPENSES:
 Production and operating
  expenses                   301,484     96,944     606,195     365,588
 Exploration expenses         30,485    145,688      86,933     338,669
 Dry holes, abandoned and
  impaired properties              -          -           -      25,125
 Depreciation and depletion   37,658     31,196     104,959      96,173
 General and administrative  196,599    313,229     694,611     811,605
 Interest expense             27,533          -      66,436           -
                          ---------- ----------  ----------  ----------
     TOTAL COSTS
      AND EXPENSES            593,759    587,057   1,559,134   1,637,160
                           ---------- ----------  ----------  ----------

     NET INCOME (LOSS)     $  301,286  $(154,386) $  167,515   $(587,213)
                           ---------- ----------  ----------  ----------

     BASIC AND DILUTED
      INCOME (LOSS)
      PER COMMON SHARE     $      .04 $    (0.02) $    0.02   $    (0.09)
                           ========== ==========  ==========  ==========


     WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING:
        BASIC               7,680,000  7,295,500   7,680,000   6,518,545
                           ========== ==========  ==========  ==========

        DILUTED             8,068,148  7,295,500   8,100,202   6,518,545
                           ========== ==========  ==========  ==========




       See accompanying notes to consolidated financial statements.



KESTREL ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
(Unaudited)


                                                   2001           2000
                                               -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                             $   167,515    $ (587,213)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Dry holes, abandoned and impaired
 properties                                             -         24,257
Depreciation and depletion                        104,959         96,078
Non cash compensation expense                       3,338          2,319
Gain on sale of property and equipment, net        (7,972)      (193,254)
(Increase) decrease in accounts receivable
 relating to operations                          (158,955)       (34,375)
(Increase) decrease in due from related party         524         60,006
(Increase) decrease in other current assets         6,904          5,521
Increase (decrease) in accounts payable, trade   (931,256)        47,202
Increase (decrease) in accounts payable,
 related party                                     11,216          4,421
Increase (decrease) in accrued liabilities         31,926         11,320
                                              -----------    -----------

     Net cash used in operating activities       (771,801)      (563,718)
                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures/acquisition of
 properties                                    (1,200,854)    (4,766,403)
Purchase of short-term investments                      -       (243,000)
                                                             -----------
Cash proceeds from sale of property                 7,972
                                              -----------

     Net cash used in investing activities     (1,192,882)    (4,523,403)
                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock,
 net of offering costs                                  -      4,842,040
Payments on lease obligations                           -         (6,175)
Costs advanced from related party                       -        151,270
Net borrowings on line of credit                1,859,500              -
                                              -----------     ----------
     Net cash provided by financing
      activities                                1,859,500      4,987,135
                                              -----------     ----------

Net increase (decrease) in cash and
 cash equivalents                                (105,183)       (99,986)

Cash and cash equivalents
 at the beginning of the period                   502,034        394,980
                                              -----------     ----------
Cash and cash equivalents
 at the end of the period                     $   396,851     $  294,994
                                              ===========     ==========
Cash paid for interest                        $    66,436     $      494
                                              ===========     ==========

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

     In the opinion of management, the accompanying interim unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of March 31, 2001, the results of operations for the periods shown in the statements of operations, and the cash flows for the periods shown in the statements of cash flows. All adjustments made are of a normal recurring nature.

     The components of total comprehensive earnings for the periods consist of net income (loss) and unrealized loss on investment in 75,000,000 shares of Victoria Petroleum, NL (VP) common stock are as follows:


                               Three months ended  Nine months ended
                                   March 31,           March 31,
                                  2001      2000      2001      2000
                                -------   -------   -------   -------

     Net income (loss)          $301,286 $(154,386) $167,515 $(587,213)
     Other comprehensive loss   (165,000)        -  (727,500)        -
                                -------- ---------  -------- ---------
     Total comprehensive
      net income (loss)         $136,286 $(154,386)$(559,985)$(587,213)

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

     The investment in VP Common Stock is classified as available-for-sale. Net unrealized gains and losses on the investment are recorded to other comprehensive income or loss. At March 31, 2001, the unrealized loss on the investment was $727,500. The Common Stock of VP was trading for $.04 cents per share in Australian dollars as of March 31, 2001. The Company applies the exchange rate between the U.S. dollar and Australian dollar as quoted in the Wall Street Journal. On March 31, 2001 the exchange rate in dollar terms was .4868 which resulted in a U.S. dollar share price of $.0195 cents per share. There were no unrealized losses at June 30, 2000. There were no proceeds, realized gains, or realized losses from the sales of investments for the nine months ended March 31, 2001 or 2000.

3.   Line of Credit

     On February 21, 2000, the Company entered into a $2,000,000 Line of Credit agreement with Wells Fargo Bank West N.A., which provided the Company with an initial borrowing base of $600,000 with interest at Wells Fargo prime rate plus 2.5%. On September 27, 2000, the Company and Wells Fargo amended the Line of Credit Agreement to provide the Company a borrowing base of $2,000,000 and reduced the interest rate to 1.5% over the Wells Fargo prime rate. The increase in borrowing base resulted from the substantial increase in the Company's proved reserves as of the June 30, 2000 reserve report. The line of credit is due October 31, 2001, and is secured by Deeds of Trust on various oil and gas-producing properties held by the Company. As of March 31, 2001, $1,859,500 was outstanding on the line of credit.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had a working capital deficit of $1,673,873. This compares to the Company's working capital deficit of $748,831 as of June 30, 2000. The increase in working capital deficit of $925,042 was a result of borrowings on the Company's line of credit less amounts expended on drilling and completion of the Turner 1-23 and 3-14 wells in Oklahoma and the re-completion of the Greens Canyon 27-3 well in Wyoming. The Company anticipates a substantial reduction in the working capital deficit to occur over the next several months. As a result of the investments made by the Company in re-completing the Greens Canyon 27-3 well in Wyoming, the completion of the two Turner wells in Oklahoma, and the workover of the Pierce Unit in Wyoming, based on currently prevailing oil and gas prices, the Company anticipates positive cash flow from operations sufficient to cover the Company's operating expenses for the foreseeable future and to reduce existing current liabilities. Additionally, the Company has taken a number of actions during the quarter to reduce its cost structure as discussed more fully under Results of Operations. The Company may also seek to strengthen its cash position through the sale of petroleum or other assets or by raising additional debt or equity capital.

Net cash used by operating activities was $771,801 for the nine months ending March 31, 2001, an increase of $208,083 over cash used by operations of $563,718 for the same period in 2000. Operating cash flows decreased during the nine months ended March 31, 2001, due to the payment of accounts payable previously incurred. The Company's accounts receivable increased $158,955, or 88%, to $340,030 during the period as compared to an increase of $34,375, or 31%, for the same period in 2000. The increase in receivables for the nine month period is primarily due to an accrual of gas revenue on the Turner 1-23 and 3-14 wells completed in October 2000 and higher natural gas prices received during the period. The Company's accounts payable trade decreased $931,256, or 65%, to $492,532 during the nine months ended March 31, 2001, versus an increase of $47,202, or 99%, a year ago. Accounts payable related party increased $11,216 to $20,615 during the nine months ended March 31, 2001. The increase was a result of a cash advance from the related party which the Company will offset with overhead charges and expenses for the use of Company office space and personnel. Accrued expenses increased $31,926 to $62,763 during the period. The increase was primarily due to revenue and production taxes payable as of March 31, 2001.

Net cash used by investing activities was $1,192,882 for the period ended March 31, 2001, versus cash used of $4,523,403 for the same period in 2000. Capital expenditures during the period included $333,000 to drill and complete the Turner 3-14 well and $243,000 to drill and complete the Turner 1-23 well; both wells were completed successfully and began production during the fourth quarter of 2000. The wells are located in Amber County, Oklahoma. In January 2001, the Company re-completed the Greens Canyon 27-3 well in Wyoming at an approximate cost of $437,000. The re-completion was undertaken in an effort to enlarge the productive zone and stimulate gas production. The gas volumes produced by the well have improved since the re-completion and the Company is optimistic that further volume improvement can be achieved.

Additional costs included $132,000 for completion costs on the Poitevent and Greens Canyon 29-2 wells in Greens Canyon, Wyoming. The Company also expended $36,000 to finish the flow line located on the Greens Canyon Property and $15,000 to complete various coal bed methane wells in the Hilight Field in Wyoming. Furniture, computers and software accounted for approximately $5,200 of capital expenditures during the period. The Company received $7,972, during the nine months ended March 31, 2001, for the sale of a partial interest in the shallow rights on the Oxbow Prospect in Campbell County, Wyoming.

Cash provided by financing activities was $1,859,500 for the current quarter. The increase in cash from financing activities was a result of the Company accessing its line of credit at Wells Fargo Bank West, N.A. to fund working capital during the period.

                           RESULTS OF OPERATIONS

The Company reported income of $301,286, or 4 cents per share, for the three month period ended March 31, 2001. This compares with a loss of $154,386, or 2 cents per share, for the same period a year ago. The income in the current period is a result of higher oil and gas revenues resulting from increased gas production and higher oil and gas prices as well as lower general and administrative expenses.

The Company's revenues for the three months ended March 31, 2001 were $895,045 compared to $432,671 during the same period of 2000, an increase of $462,374, or 107%. Revenues from oil and gas sales were $871,761 for the three months ended March 31, 2001, an increase of $637,323, or 272%, as compared to $234,438 for the same period in 2000. The increase in oil and gas revenues is attributable to gas production from the Turner 3-14 and 1-23 wells in Oklahoma, gas production from the Greens Canyon wells in Wyoming and higher gas and oil prices compared to a year ago. Interest income decreased $8,942, or 97%, to $275 from $9,217 a year ago. The decrease in interest income is attributable to the reduction in short-term investments from prior year levels. Other income for the three months ended March 31, 2001 increased $19,275 to $15,037 versus a loss of $4,238 a year ago. Other income represents overhead charged to a related party for use of the Company's office space and personnel. For the three and nine months ended March 31, 2001, gain on sale of property decreased $185,282 to $7,972 from $193,254 a year ago. In the year 2000, the
Company sold its interest in 16 wells located on the Porcupine leasehold in Wyoming for $243,000, which resulted in a gain of $193,254.

The Company's total revenues for the nine month period ended March 31, 2001 were $1,726,649 as compared to $1,049,947 during the same period in 2000, an increase of $676,702, or 64%. Revenue from oil and gas sales was $1,665,031 for the nine months ended March 31, 2001, an increase of $890,665, or 115%, as compared to sales of $774,366 a year ago. The increase in oil and gas sales was attributable to significantly higher oil and gas prices and higher gas volumes as a result of the production from the Greens Canyon properties and the two Turner wells recently completed. Interest income declined to $2,681 for the nine months ended March 31, 2001 versus $43,561 a year ago. The decrease of $40,880, or 94%, is attributable to the reduction of short-term investments, as investments have been liquidated to meet cash flow requirements. Other income increased $12,199, or 31%, to $50,965 for the nine months ended March 31, 2001 as compared to $38,766 a year ago.

The Company's total expenses for the third quarter ended March 31, 2001 increased $6,702, or 1%, to $593,759 as compared to $587,057 a year ago. The increase in expenses was attributable to higher operating expenses and interest expense on the bank line of credit, offset by lower exploration and general and administrative expenses.

Total expenses for the nine months ended March 31, 2001 decreased $78,026, or 5%, to $1,559,134 from $1,637,160 a year ago. The reduction in overall expenses is a result of lower exploration expenses, dry hole costs and general and administrative expenses despite significantly higher production and operating expenses. The Company has taken several steps to reduce its cost structure. These include a reduction in engineering staff, lowering investor relation expenses, reducing accounting department salaries, and reducing exploration and related expenses.

Production and operating expenses for the three month period increased $204,540, or 211%, to $301,484 versus $96,944 for the same period a year ago. The increase in production and operating expenses was due to workover costs on the Pierce and Burditt properties approximating $100,000 during the quarter, higher lease operating expenses on the Greens Canyon, coal bed methane and Turner wells, and significantly higher production taxes attributable to the higher oil and gas revenues reported by the Company.

For the nine months ended March 31, 2001, production and operating expenses rose $240,607, or 66%, to $606,195 as compared to $365,588 a year ago. Attributing to this increase are the various expenses discussed above.

Exploration expenses for the quarter ended March 31, 2001 decreased $115,203, or 79%, to $30,485 from $145,688 a year ago. The decrease is attributable to a reduction of the Company's emphasis on exploration. The costs incurred for the quarter reflect delay rentals paid to maintain leasehold interests.

For the nine months ended March 31, 2001, exploration expenses decreased $251,736, or 74%, to $86,933 versus $338,669 a year ago. The decrease in exploration expenses reflects the Company's emphasis on the Greens Canyon development rather than exploration of unproved properties.

Dry holes, abandoned and impaired properties expensed for the nine months ended March 31, 2001 declined $25,125, or 100%, from $25,125 a year ago. The decrease during the nine month period is attributable to lower impairment expense.

Depletion expense for the three months ended March 31, 2001 was $37,658 versus $31,196 a year ago. Depletion expense for the nine months ended
March 31, 2001 was $104,959 versus $96,173 a year ago.    The increase in
depletion for both the three and nine month periods ended March 31, 2001 is attributable to higher capitalized costs on the Greens Canyon and Turner wells.

General and administrative costs for the three months ended March 31, 2001 decreased $116,630, or 37%, to $196,599 as compared to $313,229 for the same period a year ago. The decrease is primarily attributable to lower accounting and legal costs incurred versus a year ago. The Company is also benefiting from lower investor relation expenses and a lower salary structure from prior year levels.

The Company's general and administrative expenses for the nine months ended March 31, 2001 decreased $116,994, or 14%, to $694,611 from $811,605 a year ago. The primary reasons for the decline in expenses are the same as discussed above.

Interest expense was $27,533 for the third quarter as a result of the Company's utilization of its line of credit. For the nine months ended March 31, 2001, interest expense was $66,436. The interest rate on the Company's line of credit decreased during the period as a result of the bank lowering its prime lending rate.

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

As of March 31, 2001, the Company owns 75,000,000 shares of Victoria Petroleum, NL (VP) Common Stock. The investment in VP Common Stock is classified as available-for-sale. Net unrealized gains and losses on the investment are recorded to other comprehensive income or loss. The VP shares are traded publicly on the Australian stock exchange and the price for which the Company could sell its VP shares, which are quoted in prices denominated in Australian dollars, could be higher or lower than the Company's cost. At March 31, 2001, the unrealized loss on the investment was $727,500. The Common Stock of VP was trading for $.04 cents per share in Australian dollars as of March 31, 2001. The Company applies the exchange rate between the U.S. dollar and Australian dollar as quoted in the Wall Street Journal. On March 31, 2001 the exchange rate in dollar terms was .4868 which resulted in a U.S. dollar share price of $.0195 cents per share. There were no unrealized losses at June 30, 2000. There were no proceeds, realized gains, or realized losses from the sales of investments for the nine months ended March 31, 2001 or 2000.

FORWARD LOOKING STATEMENTS

          This report includes one or more statements, which state or otherwise indicate the Company's present belief or expectation concerning future events. Such statements are forward looking statements on which investors should not rely because they are subject to a wide variety of contingencies and based on a number of assumptions, which may not prove to be true. In particular, the Company's future success is highly dependent on the success of its exploratory drilling efforts, which cannot be safely predicted. In addition, the Company is highly dependent upon prevailing prices for petroleum products and properties, the availability of debt and equity capital to oil and gas companies generally and the Company particularly, its ability to attract and retain qualified personnel, as well as other risk factors affecting business generally, such as overall economic conditions, changes in tax and other laws and the effect of actions taken by competitors and regulatory authorities.

INFLATION AND CHANGING PRICES


Inflation has not had a significant effect on the Company's results of operations. However, the constantly fluctuating price of crude oil and natural gas materially affects the Company's cash flow, either positively or negatively.

                       PART II     OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS
                    Not applicable

ITEM 2.             CHANGES IN SECURITIES
                         On January 24, 2001, the Board of Directors of
                    the Company agreed to extend the Warrant exercise period for its Common Stock Purchase Warrants from February 4, 2001 to February 4, 2002 and to reduce the exercise price from $3.125 to $2.50. Except as set forth below, each Warrant, when exercised, entitles the registered holder to purchase from the Company one share of Common Stock at a price of $2.50 per share.

                    The Company filed a registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission on March 10, 2000. The Form S-3 registered the subsequent resale of the Warrants and the sale of the shares of Common Stock underlying the Warrants. The Warrants will now expire on February 4, 2002, unless earlier redeemed by the Company.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
                    Not applicable

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                    Not applicable

ITEM 5.             OTHER INFORMATION
                    Not applicable

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K
                    (a)  Exhibits
                    (b) Reports on Form 8-K - A Form 8-K under Item 5 dated January 24, 2001 was filed with the Commission on February 8, 2001.



                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        KESTREL ENERGY, INC.
                                        (Registrant)


Date:         May 21, 2001              /s/TIMOTHY L. HOOPS
                                        Timothy L. Hoops
                                        President, Principal Executive
                                        Officer, and Director


Date:         May 21, 2001              /s/MARK A. BOATRIGHT
                                        Mark A. Boatright
                                        Vice President - Finance,
                                        Principal Financial and
                                        Accounting Officer