Form 10-K
period 2001-06-30
KESTREL ENERGY INC
filed 2001-10-15
CIK 312842

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

(Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended June 30, 2001 or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At August 31, 2001, 7,700,200 common shares (the registrant's only class of voting stock) were outstanding. The aggregate market value of the 4,674,569 common shares of the registrant held by nonaffiliates on that date (based upon the mean of the closing bid and asked price on the NASDAQ system) was $5,399,127.

                             TABLE OF CONTENTS

     PART I                                                     3

Item 1.  Business.                                              3
       General Description of Business                          3
       Recent Activities                                        3
       Operations and Policies                                  4
       Risk Factors                                             4
       Forward-Looking Statements                               6
Item 2.  Properties..                                           6
       Oil and Gas Interests                                    6
       Royalty Interests Under Producing Properties             7
       Drilling Activities                                      7
       Farmout Agreements                                       8
       Oil and Gas Production, Prices and Costs                 8
       Customers                                                8
       Office Facilities                                        8
Item 3.  Legal Proceedings.                                     8
Item 4.  Submission of Matters to a Vote of
              Security Holders.                                 9


PART II                                                         9

Item 5.  Market for Registrant's Common Equity
              and Related Stockholder Matters.                  9
       Outstanding Shares of Common Stock                       9
       Stock Price                                              9
       Dividend Policy                                         10
Item 6.  Selected Financial Data.                              10
Item 7.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations.                                      10
       Liquidity and Capital Resources                         10
       Results of Operations                                   13
Item 7A.  Quantitative and Qualitative Disclosures
              About Market Risk.                               15
Item 8.  Financial Statements and Supplementary Data.          15
Item 9.  Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure.        15

PART III                                                       16

Item 10.  Directors and Executive Officers of
                the Registrant.                                16
Item 11.  Executive Compensation.                              16
Item 12.  Security Ownership of Certain Beneficial
                Owners and Management.                         16
Item 13.  Certain Relationships and Related Transactions.      16

PART IV                                                        16

Item 14.  Exhibits, Financial Statement Schedules
                and Reports on Form 8-K.                       16

SIGNATURES                                                     18


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

RECENT ACTIVITIES

In September 2001, the Company announced the appointment of Barry D. Lasker as President, Chief Executive Officer and Director. Mr. Lasker brings to the Company 20 years of experience in the oil and gas industry. Timothy L. Hoops, former President and Chief Executive Officer, will remain on the Board of Directors and will provide consulting services to the Company on a contract basis.

On June 22, 2001, ( the effective date), the Company filed Articles of Merger of Victoria Exploration, Inc. into Kestrel Energy, Inc. pursuant to
Section 7-111-104 of the Colorado Revised Statutes. In accordance with the Articles of Merger, on the effective date, Victoria Exploration, Inc. ceased to exist and Kestrel Energy, Inc. became the surviving corporation. Up until June 22, 2001, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Victoria Exploration, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

In May 2001, the Company restructured its line of credit agreement with Wells Fargo Bank West. Under the prior terms the Company had a borrowing base of $2,000,000 with interest paid monthly. The new agreement lowered the borrowing base to $1,400,000 and required the Company to reduce the principal balance on the line of credit to $1,400,000 by October 2001 with interest on the outstanding balance paid monthly. As of October 15, 2001, the principal balance is $1,455,000.

OPERATIONS AND POLICIES

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

Historically, in attempting to acquire, explore and drill wells on oil and gas leases, the Company has often been at a competitive disadvantage since it had to compete with many companies and individuals with greater capital and financial resources and larger technical staffs. The Company has in the past sought to mitigate some of these problems by forming acquisition joint ventures with other companies, including its affiliate, Victoria Petroleum, N.L. These joint ventures allow the Company access to more acquisition candidates and enable the Company to share the evaluation and other costs among the venture partners.

The Company's operations are subject to various provisions of federal, state and local laws regarding environmental matters. The impact of these environmental laws on the Company may necessitate significant capital outlays, which may materially affect the earnings potential of the Company's oil and gas business in particular, and could cause material changes in the industry in general. The Company strongly encourages the operators of the Company's oil and gas wells to do periodic environmental assessments of potential liabilities. To date, environmental laws have not materially hindered nor adversely affected the Company's business. Please see Item 3, Legal Proceedings, however, for a discussion of potential environmental litigation involving the Company.

The Company has four full-time employees, including the Company's
President, Barry D. Lasker. The Company also hires outside professional consultants to handle certain additional aspects of the Company's business. Management believes this type of contracting for professional services is the most economical and practical means for the Company to obtain such services at this time.

RISK FACTORS

WE MUST CONTINUE TO EXPAND OUR OPERATIONS

Our long term success is ultimately dependent on our ability to expand our revenue base through the acquisition of producing properties and, to a much greater extent, by successful results in our exploration efforts. We will need to continue to raise capital to make additional acquisitions and to make further investments in our current portfolio of exploration properties. We have recently made significant investments in exploration properties in the Western Green River Basin in Wyoming. There is no assurance that any of these acquisitions or other acquisitions will be as successful as originally projected. In fact, while we have already had some measure of success with these acquisitions, we have also had some disappointments. All of our exploration projects are subject to failure and the loss of our investment.

PRICES OF OIL AND NATURAL GAS FLUCTUATE WIDELY BASED ON MARKET CONDITIONS AND ANY DECLINE WILL ADVERSELY AFFECT OUR FINANCIAL CONDITION

Our revenues, operating results, cash flow and future rate of growth are very dependent upon prevailing prices for oil and gas. Historically, oil and gas prices and markets have been volatile and not predictable, and they are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control, including:

o  the strength of the United States and global economy;
o  political conditions in the Middle East and elsewhere;
o  the supply and price of foreign oil and gas;
o  the level of consumer product demand;
o  the price and availability of alternative fuels;
o the effect of federal and state regulation of production and transportation; and
o  the proximity of our natural gas to pipelines and their capacity.

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

WE FACE INTENSE COMPETITION

The oil and natural gas industry is highly competitive. We compete with others for property acquisitions and for opportunities to explore or to develop and produce oil and natural gas. We have previously formed acquisition joint ventures with several other companies, including Victoria Petroleum, N.L. and other affiliates, which have allowed us more access to acquisition candidates and to share the evaluation costs with them. We face strong competition from many companies and individuals with greater capital, financial resources and larger technical staffs. We also face strong competition in procuring services from a limited pool of laborers, drilling service contractors and equipment vendors.

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

OUR SUCCESS MAY BE DEPENDENT ON OUR ABILITY TO RETAIN BARRY LASKER, JOHN KOPCHEFF, BOB PETT AND IRA PASTERNACK AS KEY PERSONNEL

We believe that the oil and gas exploration and development and related management experience of our key personnel is important to our success. The active participation in the Company of our new president, Barry Lasker, John T. Kopcheff, vice president of International, Robert J. Pett, our chairman, and Ira Pasternack, vice president of Exploration, is a necessity for our continued operations. We do not have any employment contracts with these individuals and we do not carry key person life insurance on their lives. We compete with bigger and better financed oil and gas exploration companies for these individuals. Our future success may depend on whether we can attract, retain and motivate highly qualified personnel. We cannot assure you that we will be able to do so.

OUR RESERVES ARE UNCERTAIN

Estimating our proved reserves involves many uncertainties, including factors beyond our control. Our annual report on Form 10-K for fiscal year 2001 contains estimates of our oil and natural gas reserves and the future cash flow to be realized from those reserves for fiscal years 2001, 2000 and 1999, as prepared by independent petroleum engineers. There are uncertainties inherent in estimating quantities of proved oil and natural gas reserves since petroleum engineering is not an exact science. Estimates of commercially recoverable oil and gas reserves and of the future net cash flows from them are based upon a number of variable factors and assumptions including:

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

FORWARD-LOOKING STATEMENTS

This prospectus contains forward-looking statements. We use words such as "anticipate", "believe", "expect", "future", "may", "will", "should", "plan", "intend", and similar expressions to identify forward-looking statements. These statements are based on our beliefs and the assurances we made using information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Our actual results could differ materially from the results discussed in the forward-looking statements. Some, but not all, of the factors that may cause these differences include those discussed in the risk factors in this prospectus. You should not place undue reliance on these forward-looking statements. You should also remember that these statements are made only as of the date of this prospectus and future events may cause them to be less likely to prove to be true.


ITEM 2.  PROPERTIES.

OIL AND GAS INTERESTS

The following table describes the Company's leasehold interests in developed and undeveloped oil and gas acreage at June 30, 2001:

                             TOTAL                       TOTAL
                   Developed Acreage (1) (2)  Undeveloped Acreage (1) (2)
      STATE        Gross       Net           Gross       Net


      Louisiana      591        248           -0-       -0-
      New Mexico     549        227           -0-       -0-
      Oklahoma     2,887        353           -0-       -0-
      South Dakota   160         20           -0-       -0-
      Texas          993         62           -0-       -0-
      Wyoming      2,636      1,852          36,214    36,214
                   -----      -----          ------    ------
      TOTAL        7,816      2,762          36,214    36,214

      Canada         640         19           -0-       -0-

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

ROYALTY INTERESTS UNDER PRODUCING PROPERTIES

At June 30, 2001, the Company held overriding royalty interests ranging from 0.013% to 9.26% in 124 producing oil and gas wells located on 6,019 gross developed acres in the United States.

DRILLING ACTIVITIES

The Company participated in drilling eight wells since June 30, 2000. All eight wells were development wells including the Turner 1-23 and 3-14 wells on the Amber leasehold in Wyoming and six coal bed methane wells in Campbell County, Wyoming.

Kestrel Energy, Inc. owned interests in net exploratory and net development wells for the years ended June 30, 2001, 2000 and 1999 as set forth below. This information does not include wells drilled under farmout agreements.

                                           UNITED STATES
                               6/30/01        6/30/00        6/30/99
                               -------        -------        -------

Net Exploratory Wells: (1)
  Dry (2)                         -              -              -
  Productive (3)                  -             2.0             -
                                -----          -----           ----

                                  -             2.0             -
                                =====          =====          =====

Net Development Wells: (1)
  Dry (2)                         -              -              -
  Productive (3)                 1.76           0.84           0.25
                                -----          -----          -----
                                 1.76           0.84           0.25
                                =====          =====          =====

                                             AUSTRALIA
                               6/30/01        6/30/00        6/30/99
                               -------        -------        -------

Net Exploratory Wells: (1)
  Dry (2)                         -              -             0.06
  Productive (3)                  -              -             0.03
                                -----          -----          -----

                                  -              -             0.09
                                =====          =====          =====

Net Development Wells: (1)
  Dry (2)                         -              -              -
  Productive (3)                  -              -              -
                                -----          -----          -----

                                  -              -              -
                                =====          =====          =====


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

During the year ended June 30, 2001, no wells were drilled under farmout agreements.


OIL AND GAS PRODUCTION, PRICES AND COSTS

As of June 30, 2001, the Company had a royalty and/or working interest in 74 gross (10.06 net) wells that produce oil only, 51 gross (11.21 net) wells that produce gas only, and 229 (6.62 net) wells that produce both oil and gas. All wells that produced gas are connected to pipelines.

For information concerning the Company's oil and gas production, estimated oil and gas reserves, and estimated future cash inflows relating to proved oil and gas reserves, see Note 8 to the consolidated financial statements included in Item 8 of this Report. The reserve estimates for the reporting year were prepared by Sproule Associates, an independent petroleum engineering firm. The Company did not file any oil and gas reserve estimates with any federal authority or agency during its fiscal year ended June 30, 2001.

For the year ended June 30, 2001, the Company's average operating cost (including taxes and marketing) per barrel of oil equivalent (BOE) (converting gas to oil at 6:1) was $11.96. The average operating cost per BOE on an equivalent basis for fiscal years 2000 and 1999 was $7.98 and $5.46, respectively. The average sales price per barrel of oil sold was $28.18 for 2001, $24.78 for 2000, and $10.01 for 1999. The average sales price per mcf of gas sold was $4.75 for 2001, $2.59 for 2000, and $1.26 for 1999.

CUSTOMERS

During fiscal year 2001, the Company had two major customers: Kaiser Francis Oil Company and Duke Energy. Sales to these customers accounted for 26% and 15%, respectfully, of oil and gas sales in 2001. The Company does not believe that it is dependent on a single customer. The Company has the option at most properties to change purchasers if conditions so warrant.

OFFICE FACILITIES

The Company's executive offices are located at 999 18th Street, Suite 2490, Denver, Colorado 80202, which is comprised of approximately 3,953 square feet, at an annual rate of $73,900. The Company's current lease obligation expires February 28, 2003.


ITEM 3.  LEGAL PROCEEDINGS.

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.

In May of 2000, the Company received a notice letter from the U.S. Environmental Protection Agency (EPA) stating that the Company is a potentially responsible party under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") for the Casmalia Waste Disposal Site in Santa Barbara County, California. If the Company is ultimately determined to be a responsible party, it may be obligated to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities.

The Company does not believe that it has any liability under CERCLA for wastes disposed at Casmalia and believes that the EPA's notice was issued in error. The Company has responded to the EPA, explaining that the Company did not arrange to dispose of any waste at Casmalia. The Company's involvement with Casmalia is limited to the purchase of assets from another entity, which disposed of waste at Casmalia. The Company intends to defend allegations of its responsibility, if any, and will also rely upon an indemnification given by the previous owner of the properties at Casmalia, which previous owner has confirmed that the indemnification would apply to any such allegations.

The Company is unable to estimate the dollar amount of exposure to loss in connection with the above-referenced matter; however, the ultimate site-wide clean up costs, which could be borne by the persons or entities found to be responsible parties, have been estimated at approximately $271.9 million.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.
                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

OUTSTANDING SHARES OF COMMON STOCK

The Company's common stock trades over-the-counter on the NASDAQ SmallCap Market under the symbol "KEST." At June 30, 2001, the Company had 7,700,200 shares outstanding. At June 30, 2001, the Company had approximately 1,300 shareholders of record, although the Company believes that there are more beneficial owners of its stock, the number of which is unknown.


STOCK PRICE

These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.


Fiscal Year June 30, 2000                    SALES PRICE
                                       High            Low
                                       -----           ----

     First Quarter                    $3.25           $1.06
     Second Quarter                    3.25            2.00
     Third Quarter                     3.50            2.50
     Fourth Quarter                    3.62            1.75

     Fiscal Year June 30, 2001               SALES PRICE
                                       High            Low
                                       -----           ----

     First Quarter                    $3.43           $1.38
     Second Quarter                    2.41            1.56
     Third Quarter                     2.00            1.06
     Fourth Quarter                    1.89             .75

DIVIDEND POLICY

While there are no covenants or other aspects of any finance agreements or bylaws that restrict the declaration or payment of cash dividends, the Company has not paid any dividends on its common stock and does not expect to do so in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

The summary of selected financial data for the Company for its last five fiscal years is as follows:

                                     Years ended June 30,

                    2001      2000         1999      1998         1997
                    ----      ----         ----      ----         ----

Oil and Gas Sales$2,195,819 $1,061,638    $632,030   $895,017  $1,278,502
Total Revenue     2,328,958  2,993,459     772,795  1,204,261   1,420,056

Net Earnings (Loss) (104,371)  943,977 (1,441,424)(2,018,692) (1,312,365)

Basic Earnings
 (Loss) per Share       (.01)       .14       (.32)      (.46)
(.56)

Diluted Earnings
 (Loss) Per Share       (.01)       .13       (.32)      (.46)
(.56)

At June 30,
 Total Assets    12,911,302 12,270,459   4,059,234  5,560,022   7,638,626
 Stockholders'
  Equity         10,756,633 10,806,435   3,966,297  5,398,346   7,432,443




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL AND CASH FLOWS: Net working capital deficit at June 30, 2001, was $1,750,853 compared to a working capital deficit of $748,831 at June 30, 2000 and positive working capital of $560,207 at June 30, 1999. The decrease in working capital of $1,002,021 resulted from short term borrowings on the Company's line of credit which allowed the Company to re-complete the Greens Canyon 27-3 well and to fund the drilling of eight development wells in Wyoming. The Company restructured the line of credit with Wells Fargo Bank in May 2001 and anticipates renewing that line by October 31, 2001.

The decrease in working capital was $1,309,038 for the year 2000, largely the result of capital expenditures made by the Company to develop the Greens Canyon Field and the related pipeline. The Company funded its working capital deficit at June 30, 2000 by drawing on the line of credit at Wells Fargo Bank, and utilizing additional revenues from oil and gas sales resulting from higher oil and gas prices.

Net cash used by operating activities was $994,010 for fiscal 2001 as compared to cash provided of $646,114 in fiscal 2000, a decrease of $1,640,124. The decrease in operating cash flows is primarily attributable to the reduction of accounts payable from fiscal 2000 levels.

Net cash provided by operating activities totaled $646,114 for fiscal 2000 as compared to cash used by operating activities of $752,395 for fiscal 1999, a change of $1,398,509. The change was primarily a result of the increase in oil and gas revenues and in trade accounts payable, which increased as a result of the Company's drilling and completing two Greens Canyon gas wells and a pipeline to transport gas to market.

Net cash used by investing activities was $1,270,999 in fiscal 2001 as compared to $6,432,902 in fiscal 2000. For the year ended June 30, 2001, $1,384,692 was used to acquire and develop proved and unproved oil and gas interests, finish the gas pipeline and purchase equipment. Proved property expenditures included the re-completion of the Greens Canyon 27-3 at an approximate cost of $538,000, the balance of the completion of the Poitevent #1 and Greens Canyon 29-2 wells for $139,000, the drilling and completion of the Turner 1-23 and 3-14 wells in Wyoming at a cost of $579,000, the $50,000 drilling and completion of six coal bed methane wells in Wyoming and the acquisition of additional acreage and analysis of seismic studies on various properties for $24,000. The Company also finished its gas pipeline for $36,000 and purchased office equipment and computers for $5,000. Unproved property acquisitions included $14,000 to acquire various lease acreage on the Brown Ranch Prospect in Wyoming. The Company received $22,597 from the sale of shallow rights on the Oxbow Prospect in Wyoming and sale of a submersible pump on the Pierce Unit.
The Company also wrote off its investment in a joint venture in Farpura, recording a loss to the Company of $9,878. The Company also received $91,096 from the sale of 3,000,000 Victoria Petroleum, NL shares during the fiscal year ended June 30, 2001. The shares were acquired in May 2000 as part of the merger agreement between the Company and Victoria Petroleum, NL. The sale resulted in a gain of $3,440. The unrealized gain or loss on the Company's investment in Victoria Petroleum, NL shares is recorded as Other Accumulated Comprehensive Income on the Company's balance sheet as of June 30, 2001.

Net cash used by investing activities was $6,432,902 in fiscal 2000 as compared to $775,181 provided in fiscal 1999. During the fiscal year ended June 30, 2000, $6,728,902 was used to acquire, explore and develop proved and unproved oil and gas property interests, construct a gas pipeline on the Greens Canyon Field, and purchase equipment. Proved property investments included $2,937,600 to drill and complete the Greens Canyon 27-3 well, $2,199,400 to drill and complete the Greens Canyon 29-2 well, $100,000 to finalize completion of the Poitevent #1 well, and $470,000 to acquire additional acreage and conduct a seismic study on the Greens Canyon Field. Approximately $25,000 was expended to continue development in various coalbed methane wells on the Wagensen Field in Wyoming. Additionally, the Company constructed a 17 mile gas pipeline on the Greens Canyon Field at a cost to the Company of approximately $772,000. Unproved property acquisitions included $202,000 to acquire lease acreage on the Fire Hole Canyon Prospect in Wyoming and $6,500 for the continued development of the Kaye Unit in Wyoming. The Company also spent approximately $16,400 on computers and related software. Proceeds from the sales of property and equipment were $296,000 for fiscal 2000 as compared to $1,000 in the previous year. The Company received $35,000 for its entire working interest in the Sally Persons Unit in Wyoming, and $261,000 for the Company's entire working interests in 16 wells located on the Porcupine leasehold in Wyoming. There were no sales of short-term investments during fiscal 2000 as compared to sales of $2,330,831 in fiscal 1999.

Net cash provided by financing activities was $1,882,000 for fiscal 2001 versus $5,893,842 a year ago. The cash provided during fiscal 2001 came from the Company's line of credit with Wells Fargo Bank. Under the terms of the agreement, the Company has a revolving line of credit with a borrowing base of $1,400,000. The Company restructured the line of credit with Wells Fargo Bank in May 2001, which requires the Company to make scheduled principal payments to reduce the amount outstanding to $1,400,000 by the October 31, 2001 due date. The funds were used to existing accounts payable and capital expenditures.

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

STOCKHOLDERS' EQUITY:  Stockholders' equity decreased $49,802 to
$10,756,633 from $10,806,435 a year ago. The decrease is a result of the net loss for the year offset by common shares issued to third parties of $24,800, director compensation from stock options of $3,338, and unrealized gain on securities of $26,431.

DEBT OBLIGATIONS: The Company had no long-term debt at June 30, 2001, 2000 and 1999.

RESERVES AND FUTURE CASH FLOWS: For the fiscal year ended June 30, 2001, the Company's proved oil reserves decreased approximately 32,000 bbls. to 356,000 bbls., or 8%, from 388,000 in 2000. The Company's proved gas reserves decreased 11,133 Mmcf to 13,384 Mmcf, or 45%, from 24,517 Mmcf in 1999. The decrease in proved reserves is attributable to revisions of previous quantity estimates, production, new discoveries and extensions, and lower oil and gas prices for the fiscal year ended June 30, 2001.

The Company's undiscounted net future cash flows have been estimated by Sproule Associates Inc., an independent petroleum engineering firm, to be approximately $27,647,000 as of June 30, 2001. This compares to $70,983,000 in 2000 and $8,862,000 in 1999. The decrease in the current year is the result of revisions of previous quantity estimates, new discoveries and extensions and lower oil and gas prices.

GAS BALANCING: The Company at June 30, 2001 was under-produced by approximately 22,245 Mcf. The Company at June 30, 2000 was underproduced by approximately 5,828 Mcf. At June 30, 1999, the Company was underproduced approximately 6,234 Mcf. These amounts are reflected in the reserves and estimated net future cash flows.

NATURAL GAS SALES CONTRACTS: The Company's gas production is generally sold under short term contracts with pricing set on current spot markets with adjustments for marketing and transportation costs. All contracts are cancelable within 30-90 days notice by the Company. The Company has no contracts that are based on a fixed natural gas price.

NET OPERATING LOSS AND TAX CREDIT CARRYFORWARDS: At June 30, 2001, the Company estimated that, for United States federal income tax purposes, it had consolidated net operating loss carryforwards of approximately $9,171,000. The utilization of approximately $496,000 of these carryforwards are limited to an estimated $80,000 annually. Of the balance of the loss carryforwards, $1,497,000 is limited to the extent of future taxable income generated by the Company's subsidiary, Victoria Exploration, Inc., and $7,178,000 is available to offset any future taxable income of the Company. If not utilized, the net operating loss carryforwards will expire during the period from 2002 through 2021.


RESULTS OF OPERATIONS

FISCAL 2001 VS. FISCAL 2000

NET EARNINGS: The Company reported a net loss of $104,371 in fiscal 2001 compared to net earnings of $943,977 in 2000, which was a decrease of $1,048,348. The net loss in fiscal 2001 is attributable to higher abandonment and impaired expenses, higher depreciation and depletion expenses and higher interest expense despite significantly higher oil and gas revenues.

     REVENUE: Total revenues decreased in fiscal 2001 by $664,501, or 22%, to $2,328,958 versus $2,993,459 in 2000. The decrease in revenues was a result of substantially lower gain on sale of assets which declined $1,799,859. Excluding a $1,594,929 gain on one-time sale of assets to an affiliate for shares of the affiliate's stock in fiscal 2000, year over year revenues were up $930,428. This increase in revenues was a result of significantly higher oil and gas revenues as discussed below.

Revenue from oil and gas sales increased $1,134,181, or 107%, to $2,195,819 from $1,061,638 a year ago. The increase in revenues was a result of higher oil and gas prices despite lower sales volumes for oil. Average prices per barrel of oil increased 14% to $28.18 from $24.78 a year ago. Average prices received per Mcf of gas increased 83% to $4.75 from $2.59 a year ago. Sales volumes for oil decreased 6% to 18,688 from 19,939 a year ago. Sales volumes for gas increased 61% to 350 Mmcf from 218 Mmcf a year ago. The increase in gas volumes can be attributed to the completion of the Turner 1-23 and 3-14 wells and the coal bed methane wells.

The Company recorded gain on sale of property and equipment of $16,159. The Company sold the shallow rights on the Oxbow Prospect for $7,972 and sold a submersible pump on the Pierce Unit for $14,625 and wrote off its cost of $9,878 in an international joint venture which dissolved in fiscal 2001. The Company also sold 3,000,000 shares of common stock of Victoria Petroleum, NL in the fourth quarter of fiscal 2001. The common stock was acquired as part of the merger with Victoria Petroleum, NL in May of 2000. The Company received $91,096 in proceeds from the sale and recorded a gain of $3,440.

Other income rose $46,213 to $111,141 from $64,928 a year ago. The increase is attributable to overhead charges to a related party for the use of the Company's office space and personnel.

     LEASE OPERATING EXPENSES: Lease operating expenses increased $471,447, or 105%, to $920,692 from $449,245 a year ago. The caption
"Lease Operating Expenses" includes not only the direct costs of operating a well, but workover costs and production taxes. Direct lease expense increased 100% to $575,296 from $287,956 a year ago. Workover costs increased 180% to $151,390 from $53,993 last year. Production taxes increased 81% to $194,006 from $107,296 a year ago. The increase in direct lease expenses is attributable to the addition of eight new wells, initial expenses on the Greens Canyon wells and higher lease expenses on the Pierce and Grady Units in Wyoming. The increase in workover expenses is attributable to the workover conducted on the Pierce Unit in Wyoming and the Burditt #1 well in Texas. The increase in production taxes was a result of higher oil and gas revenues and higher gas volumes. Lease operating costs on a BOE (barrel of oil equivalent) increased 50% to $11.96 from $7.98 a year ago.

     EXPLORATION EXPENSES: Exploration expenses decreased $289,444, or 74%, to $101,131 from $390,575 in 2000. The decrease in exploration expense reflected the slower pace of the Company's exploration program during fiscal 2001 as the Company's emphasis has been on the development of the Greens Canyon Field. The decrease was a result of lower geological and geophysical costs as well as lower delay rentals paid on exploration acreage.

     DRY HOLES, ABANDONED AND IMPAIRED PROPERTIES: Dry holes, abandoned and impaired property costs were $101,459 in fiscal 2001 as compared to $25,125 a year ago, an increase of $76,334, or 304%. No dry hole costs were recorded for fiscal 2001 or 2000. Abandonment costs increased 100% to $29,000 for fiscal 2001. The Company abandoned the Pinon Ridge Prospect in Colorado. Impairment expenses increased $47,334 or 188% to $72,459 from $25,125 a year ago. The impairment was a result of the anaylsis of the Company's properties as required by SFAS 121.

     GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expenses decreased $187,499, or 17%, to $898,430 as compared to $1,086,551 a year ago. The decrease in general and administrative expenses is attributable to lower company personnel costs as well as lower legal and accounting expenses. The Company continues to review ways to reduce overhead expenses as a result of the current oil and gas pricing structure.

     INTEREST EXPENSE: Interest expense totaled $126,907 for the fiscal year ended June 30, 2001. The interest is attributable to the line of credit the Company has with Wells Fargo Bank.

RESULTS OF OPERATIONS

FISCAL 2000 VS. FISCAL 1999

     NET EARNINGS:   The Company reported net earnings of $943,977 in
fiscal 2000 compared to a loss of $1,441,424 in 1999, which was a decrease of $2,385,401. The net earnings in fiscal 2000 was attributable to a gain on sale of property and equipment and significantly higher oil and gas revenues as a result of higher oil and gas prices.

     REVENUE:   Total revenues increased in fiscal 2000 by $2,220,664, or
287%, to $2,993,459 versus $772,795 in 1999. The increase in overall revenues was a result of higher oil and gas revenues due to higher oil and gas prices, and higher gain on sale of property and equipment as described more fully below.

Revenue from oil and gas sales increased $429,608, or 68%, to $1,061,638 from $632,030 in 1999. The increase in revenues was a result of higher oil and gas prices despite lower sales volumes for oil and gas. Average prices per barrel of oil increased 148% to $24.78 from $10.01 in 1999. Average prices received per Mcf of gas increased 106% to $2.59 from $1.26 a year ago. Sales volumes for oil decreased 18% to 19,939 from 24,319 in 1999. Sales volumes for gas decreased 29% to 218 Mmcf from 308 Mmcf in 1999.

The Company recorded gains on sale of equipment and property of $1,816,018 in 2000 versus a loss of $788 in 1999. On May 5, 2000, the Company sold six international permits with a net book value of approximately $143,179 for petroleum drilling in Western Australia and New Guinea to Victoria Petroleum USA, Inc. (VP/USA), a Colorado corporation and wholly owned subsidiary of VP, in exchange for 8,250,000 shares of VP Common Stock.
The stock was valued at $0.0292/share and resulted in a gain on the sale of $97,721. Also, on May 5, 2000, KEC, VP, and VP/USA entered into an Agreement and Plan of Merger (Merger Agreement). Pursuant to the Merger Agreement, on May 12, 2000, the Company, as sole shareholder of KEC, acquired 66,750,000 shares of VP common stock and VP/USA acquired all of the issued and outstanding share of KEC through a merger of KEC with and into VP/USA, with KEC as the surviving corporation. The stock was valued at $0.292/share and resulted in a gain on sale of $1,497,208. The Company sold its entire interest in the Sally Persons Unit, located in Wyoming, for $35,000, which resulted in a gain on sale of $27,836. Additionally, the Company sold its entire working interests in 16 wells located in the Porcupine Field, Wyoming for $261,000 which resulted in a gain on sale of $193,254.

     LEASE OPERATING EXPENSES:   Lease operating expenses increased
$36,617, or 9%, to $449,245 from $412,628 in 1999.  The increase in lease operating expense is attributable to higher production taxes resulting from the increase in oil and gas revenues despite lower operating costs on various properties. Lease operating costs on a BOE (barrel of oil equivalent) increased 46% to $7.98 from $5.46 in 1999 as a result of lower sales volumes of oil and gas.

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

     DRY HOLES, ABANDONED AND IMPAIRED PROPERTIES:   Dry holes, abandoned
and impaired property costs were $25,125 in fiscal 2000 as compared to $388,612 in 1999, a decrease of $363,487, or 94%. No dry hole costs were recorded in fiscal 2000 versus $144,515 in 1999. The decrease in dry hole costs reflected the Company's successful drilling efforts on the Greens Canyon Field during fiscal 2000. Abandonment costs decreased $17,857, or 100% from fiscal 1999. Impairment expense decreased $201,115, or 89%, to $25,125 from $226,240 in 1999. The Company recorded impairment expense of $25,125 related to various international permits prior to their sale.

     GENERAL AND ADMINISTRATIVE EXPENSE:   General and administrative
expenses increased $308,322, or 40%, to $1,086,551 as compared to $778,229 in 1999. The increase in general and administrative expenses is attributable to higher company personnel costs as well as higher legal and accounting expenses. Company personnel costs rose as a direct result of the increase in the Company's development of the Greens Canyon Field. Legal and accounting costs increased as a result of the Company expensing previously incurred legal and accounting fees associated with the potential listing of the Company's stock on the Australian Stock Exchange, the Company's warrant dividend issue in January
2000, and the merger with VP in May 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Until fiscal 2000, the Company did not invest in or hold market risk sensitive or interest rate sensitive instruments and the only currency exchange rate risk borne by the Company stemmed from the Company's obligations to fund its international drilling in foreign currencies. During the fiscal year ended June 30, 2000, the Company received 75,000,000 shares of VP Common Stock as a result of the merger and sale of international permits discussed above. (See Management's Discussion and Analysis-Results of Operations--Fiscal 2000 vs. Fiscal 1999.) The investment in VP Common Stock is classified as available-for-sale. Net unrealized gains and losses on the investment are recorded to other comprehensive income or loss. At June 30, 2001 the unrealized gain on the investment was $26,431. The Common Stock of VP was trading for $.058 cents per share in Australian dollars as of June 30, 2001. The Company applies the exchange rate between the U.S. dollar and Australian dollar as quoted in the Wall Street Journal. On June 30, 2001, the exchange rate in dollar terms was $.5101 which resulted in a U.S. dollar share price of $.0296 cents per share. The Company sold 3,000,000 shares of VP Stock in June 2001 which provided $91,096 in proceeds to the Company and a corresponding gain on sale of $3,440 was recorded.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See pages F-1 through F-17 for this information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required herein is incorporated by reference from the Company's definitive proxy statement for the 2001 annual meeting of shareholders.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required herein is incorporated by reference from the Company's definitive proxy statement for the 2001 annual meeting of shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required herein is incorporated by reference from the Company's definitive proxy statement for the 2001 annual meeting of shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required herein is incorporated by reference from the Company's definitive proxy statement for the 2001 annual meeting of shareholders.


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

         10.2
                  Kestrel Energy, Inc. Stock Option Plan as amended December 19, 2000 and January 3, 2001 and filed as
                  Exhibit 4 to the Registrant's Form S-8 Registration Statement (No. 333-68086) and incorporated herein by reference.

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

         10.5
                 Letter Amendment to Wells Fargo Bank West, N.A.
                  Agreement dated September 27, 2000 filed as Exhibit 10 to the Registrant's Form 10-Q for the period ended September 30, 2000 and incorporated herein by reference.

         10.6
                 Articles of Merger for Victoria Exploration, Inc.

         23.1    Consent of KPMG LLP

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

                                     KESTREL ENERGY, INC.
                                     (Registrant)

Date:  October 15, 2001              By: /s/ Barry D. Lasker
                                        Barry D. Lasker, President
                                        and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: October 15, 2001               By: /s/ Barry D. Lasker
                                        Barry D. Lasker, President,
                                        Chief Executive Officer,
                                        Principal Executive Officer,
                                        and Director

Date: October 15, 2001               By: /s/ Robert J. Pett
                                        Robert J. Pett, Chairman of the
                                        Board

Date: October 15, 2001               By: /s/ Mark A. Boatright
                                        Vice President - Finance,
                                        Principal Financial and Accounting
                                        Officer

Date: October 15, 2001               By: /s/ Kenneth W. Nickerson
                                        Kenneth W. Nickerson, Director

Date: October 15, 2001               By: /s/ John T. Kopcheff
                                        John T. Kopcheff, Vice President
                                        International, and Director

Date: October 15, 2001               By: /s/ Mark A. E. Syropoulo
                                        Mark A. E. Syropoulo, Director

Date: October 15, 2001               By: /s/ Timothy L. Hoops
                                        Timothy L. Hoops,   Director

Date: October 15, 2001               By: /s/ Neil T. MacLachlan
                                        Neil T. MacLachlan, Director


                           Kestrel Energy, Inc.
                             AND SUBSIDIARIES

                     Consolidated Financial Statements

                          June 30, 2001 and 2000

                (With Independent Auditors' Report Thereon)




                       Independent Auditors' Report


The Board of Directors and Stockholders
Kestrel Energy, Inc.:

We have audited the accompanying consolidated balance sheets of Kestrel Energy, Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kestrel Energy, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                        KPMG LLP


Denver, Colorado
September 14, 2001


                           KESTREL ENERGY, INC.
                             AND SUBSIDIARIES

                        Consolidated Balance Sheets

                          June 30, 2001 and 2000


              ASSETS                            2001             2000
                                               -----            -----

Current assets:
 Cash and cash equivalents              $       119,025  $       502,034
 Accounts receivable                            278,834          181,075
 Related party receivable                             -              524
 Other current assets                             5,957           31,560
                                         --------------   --------------
          Total current assets                  403,816          715,193
                                         --------------   --------------

Property and equipment, at cost:
 Oil and gas properties, successful
  efforts method of accounting (note 8):
      Unproved                                  217,941          353,027
      Proved                                 12,398,775       10,933,518
 Pipeline and facilities                        807,851          772,164
 Furniture and equipment                        143,724          138,970
                                         --------------   --------------
                                             13,568,291       12,197,679

 Accumulated depreciation and depletion     (3,190,983)      (2,833,816)
                                         --------------   --------------
          Net property and equipment         10,377,308        9,363,863
                                         --------------   --------------

Investment in related party (note 2)          2,130,178        2,191,403
                                         --------------   --------------
                                        $    12,911,302  $    12,270,459
                                         ==============   ==============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable:
    Trade                               $       121,464        1,419,429
    Related party                                26,397            9,399
 Accrued liabilities                            124,808           35,196
 Line of credit, bank (note 3)                1,882,000                -
                                         --------------   --------------

          Total current liabilities           2,154,669        1,464,024
                                         --------------   --------------

Stockholders' equity (note 4):
 Preferred stock, $1 par value.
 . 1,000,000 shares authorized;
  none issued                                         -                -
 Common stock, no par value.
  20,000,000 shares authorized;
  7,700,200 and 7,680,000 shares
  issued and outstanding at
  June 30, 2001 and 2000, respectively       19,073,023       19,044,885
 Accumulated other comprehensive income          26,431                -
 Accumulated deficit                        (8,342,821)      (8,238,450)
                                         --------------   --------------

          Total stockholders' equity         10,756,633       10,806,435
                                         --------------   --------------

Commitments (notes 3 and 6)
                                        $    12,911,302  $    12,270,459
                                         ==============   ==============

See accompanying notes to consolidated financial statements.


                           KESTREL ENERGY, INC.
                             AND SUBSIDIARIES

      Consolidated Statements of Operations and Comprehensive Income

                 Years ended June 30, 2001, 2000 and 1999


                                   2001            2000          1999
                                  -----           -----         -----

Revenue:
 Oil and gas sales         $     2,195,819      1,061,638        632,030
 Gain (loss) on sale of
  property and equipment            12,719      1,816,018          (788)
 Gain on sale of
  available-for-sale securities      3,440              -              -
 Interest income                     5,839         50,875         76,490
 Other, net                        111,141         64,928         65,063
                               -----------    -----------    -----------
       Total revenue             2,328,958      2,993,459        772,795
                               -----------    -----------    -----------

Costs and expenses:
 Lease operating expenses          920,692        449,245        412,628
 Dry holes, abandoned and
  impaired properties              101,459         25,125        388,612
 Exploration expenses              101,131        390,575        460,336
 Depreciation and depletion        284,710         97,986        174,414
 General and administrative        898,430      1,086,551        778,229
 Interest expense                  126,907              -              -
                              ------------    -----------    -----------
       Total costs and
        expenses                 2,433,329      2,049,482      2,214,219
                              ------------    -----------    -----------
       Net earnings (loss)       (104,371)        943,977    (1,441,424)

Other comprehensive
 income (loss) -
 unrealized gain (loss)
  from available-for-sale
  securities                        26,431              -              -
                              ------------    -----------    -----------

       Comprehensive income
        (loss)                $   (77,940)        943,977    (1,441,424)
                              ============    ===========    ===========

Basic earnings (loss)
 per share                    $       (.01)          0.14          (0.32)
                              ============    ===========    ===========

Diluted earnings (loss)
 per share                    $      (0.01)          0.13          (0.32)
                              ============    ===========    ===========
Weighted average number of
 common shares outstanding       7,684,110      6,787,104      4,451,833
                              ============    ===========    ===========

See accompanying notes to consolidated financial statements.


                           KESTREL ENERGY, INC.
                             AND SUBSIDIARIES

              Consolidated Statements of Stockholders' Equity

                 Years ended June 30, 2001, 2000 and 1999



                                    COMMON STOCK              ACCUMULATED
                                SHARES            AMOUNT        DEFICIT
                                ------            ------      -----------

Balance June 30, 1998          4,431,000     $  13,139,349   (7,741,003)

Shares issued for property        25,000             9,375             -
Net loss                               -                 -   (1,441,424)
                            ------------     -------------  ------------

Balance June 30, 1999          4,456,000        13,148,724   (9,182,427)

Common shares issued,
 net of offering costs
 of $158,158 (note 4)          3,204,000         5,878,842             -
Exercise of stock options
 (note 4)                         20,000            15,000             -
Stock options issued as
 compensation                          -             2,319             -
Net earnings                           -                 -       943,977
                            ------------      ------------  ------------

Balance June 30, 2000          7,680,000        19,044,885   (8,238,450)

Adjustment for previously
 issued and unrecorded
 shares (note 4)                     200                 -             -
Common shares issued (note 4)     20,000            24,800             -
Stock options issued as
 compensation                          -             3,338             -
Unrealized gain on securities
 classified as available for sale      -                 -             -
Net loss                               -                 -     (104,371)
                            ------------      ------------   -----------

Balance June 30, 2001          7,700,200      $ 19,073,023   (8,342,821)
                            ============      ============   ===========

                                        ACCUMULATED
                                           OTHER               TOTAL
                                       COMPREHENSIVE       STOCKHOLDERS'
                                           INCOME              EQUITY
                                      ----------------     -------------


Balance June 30, 1998                              -          5,398,346

Shares issued for property                         -              9,375
Net loss                                           -        (1,441,424)
                                        ------------       ------------

Balance June 30, 1999                              -          3,966,297

Common shares issued, net of offering
 costs of $158,158 (note 4)                        -          5,878,842
Exercise of stock options (note 4)                 -             15,000
Stock options issued as compensation               -              2,319
Net earnings                                       -            943,977
                                        ------------       ------------

Balance June 30, 2000                              -         10,806,435

Adjustment for previously issued
  and unrecorded shares (note 4)                   -                  -
Common shares issued (note 4)                      -             24,800
Stock options issued as compensation               -              3,338
Unrealized gain on securities classified
 as available for sale                        26,431             26,431
Net loss                                           -          (104,371)
                                        ------------       ------------

Balance June 30, 2001                         26,431         10,756,633
                                        ============       ============

See accompanying notes to consolidated financial statements.



                           KESTREL ENERGY, INC.
                             AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows

                 Years ended June 30, 2001, 2000 and 1999


                                      2001          2000          1999
                                    --------      --------      --------
Cash flows from operating
 activities:
  Net earnings (loss)         $     (104,371)      943,977   (1,441,424)
  Adjustments to reconcile
   net income (loss) to
   net cash provided (used)
   by operating activities:
       Depreciation and
        depletion                     284,710       97,986       174,414
       Abandoned and
        impaired properties           101,459            -       244,097
       Gain on sale of
        available-for-sale
        securities                    (3,440)            -             -
       Loss (gain) on sale of
        property and equipment       (12,719)  (1,816,018)           788
       Noncash compensation
        expense for stock
        options issued                  3,338        2,319             -
       Changes in operating assets
           and liabilities, net of
           dispositions:
          (Increase) decrease in
           accounts receivable       (97,759)     (70,195)        55,688
          (Increase) decrease in
           related party receivables      524       59,482       333,169
          (Increase) decrease in
           other current assets        25,603       55,476      (50,388)
          Increase (decrease) in
           accounts payable -
           trade                  (1,297,965)    1,378,036      (92,237)
          Increase (decrease) in
           accounts payable -
           related party               16,998     (10,773)        20,172
          Increase (decrease) in
           accrued liabilities         89,612        5,824         3,326
                                 ------------ ------------  ------------
            Net cash provided
             (used) by operating
             activities             (994,010)      646,114     (752,395)
                                 ------------ ------------  ------------

Cash flows from investing activities:
  Capital expenditures            (1,384,692)  (6,728,902)   (1,556,650)
  Proceeds from sale
   of securities                       91,096            -     2,330,831
  Proceeds from sales of property
   and equipment                       22,597      296,000         1,000
                                 ------------ ------------  ------------

            Net cash provided
             (used) by investing
             activities           (1,270,999)  (6,432,902)       775,181
                                 ------------ ------------  ------------

Cash flows from financing activities:
  Net proceeds from line
   of credit                        1,882,000            -             -
  Proceeds from issuance of common
   stock, net of offering costs             -    5,878,842             -
  Proceeds from exercise
   of stock options                         -       15,000             -
                                 ------------ ------------   -----------

            Net cash provided
             by financing
             activities             1,882,000    5,893,842             -
                                 ------------ ------------  ------------

            Net increase (decrease)
             in cash and cash
             equivalents            (383,009)      107,054        22,786

Cash and cash equivalents,
 beginning of year                    502,034      394,980       372,194
                                 ------------  -----------  ------------

Cash and cash equivalents,
 end of year                                $      119,025       502,034            394,980
                                 ============  ===========  ============

Supplemental cash flow
 information -- cash paid
 for interest                 $       113,084            -             -
                                 ============  ===========  ============

Supplemental disclosure of noncash
 investing activities:
  Common stock issued for property
   and equipment              $        24,800            -             -
                                 ============  ===========  ============

  Unrealized holding gain on
   available-for-sale
   securities                 $        26,431            -             -
                                 ============  ===========  ============

See accompanying notes to consolidated financial statements.

                           KESTREL ENERGY, INC.
                             AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

                          June 30, 2001 and 2000

(1)  Summary of Significant Accounting Policies
   (a)Organization
       Kestrel Energy, Inc. (the Company) was incorporated under the laws of the State of Colorado on November 1, 1978. The Company's principal business is the acquisition, either alone or with others, of interests in proved developed producing oil and gas leases, and exploratory and development drilling.

       The Company presently owns oil and gas interests in the states of Louisiana, New Mexico, Oklahoma, South Dakota, Texas and Wyoming.

       Victoria Petroleum N. L. (VP) owns 18% of the common shares of the Company and the Company owns 15% of VP at June 30, 2000.

   (b)Principles of Consolidation
       Up  until  June  22,  2001, the consolidated  financial  statements included the accounts of the Company and its wholly-owned subsidiary, Victoria Exploration, Inc. (Victoria). All significant intercompany accounts and transactions have been eliminated in consolidation.

       On June 22, 2001 (the Effective Date), the Company filed Articles of Merger of Victoria Exploration, Inc. into Kestrel Energy, Inc. pursuant to Section 7-111-104 of the Colorado Revised Statutes. In accordance with the agreement, on the Effective Date, Victoria ceased to exist and Kestrel Energy, Inc. became the surviving corporation.

   (c)Estimates
       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   (d)Cash Equivalents
       Cash equivalents consist of money market funds. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

   (e)Property and Equipment
       The  Company  follows the successful efforts method  of  accounting for  its  oil  and  gas activities.  Accordingly, costs  associated with the acquisition, drilling and equipping of successful exploratory wells are capitalized. Geological and geophysical costs, delay and surface rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Costs of drilling development wells, both successful and unsuccessful, are capitalized. Upon the sale or retirement of oil and gas properties, the cost thereof and the accumulated depreciation or depletion are removed from the accounts and any gain or loss is credited or charged to operations.

       Depreciation and depletion of capitalized oil and gas properties is computed on the units-of-production method by individual fields as the related proved reserves are produced. A reserve is provided for estimated future costs of site restoration, dismantlement, and abandonment activities, net of residual salvage value, as a component of depletion.

       Pipeline and facilities are stated at original cost. Depreciation of pipeline and facilities is provided on a straight-line basis over the estimated useful life of the pipeline of twenty years.

       Furniture and equipment are depreciated using the straight-line method over estimated lives ranging from three to seven years.

       Management periodically evaluates capitalized costs of unproved properties and provides for impairment, if necessary, through a charge to operations.

       Proved oil and gas properties are assessed for impairment on a field-by-field basis. If the net capitalized costs of proved properties exceeds the estimated undiscounted future net cash flows from the property, a provision for impairment is recorded to reduce the carrying value of the property to its estimated fair value. The Company recorded a provision for impairment of its proved oil and gas properties of approximately $101,000 and $25,000 for the years ended June 30, 2001 and 2000, respectively.

   (f)Gas Balancing
       The Company uses the sales method of accounting for gas balancing of gas production. Under this method, all proceeds from production credited to the Company are recorded as revenue until such time as the Company has produced its share of related reserves. Thereafter, additional amounts received are recorded as a liability.

       As of June 30, 2001 and 2000, the Company is in an under-produced position of approximately 22,245 MCFs and 5,828 MCFs, respectively. Accordingly, these amounts have been included in the reserve quantities as set forth in note 8.

   (g)Income Taxes
       The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS No.
       109), ACCOUNTING FOR INCOME TAXES. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date.

   (h)Stock-Based Compensation
       In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123), effective for fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. SFAS 123 allows an entity to continue to measure compensation costs for these plans using the intrinsic value based method of accounting as prescribed in Accounting Pronouncement Bulletin Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25). The Company has elected to continue to account for its employee stock compensation plans as prescribed under APB 25. The pro forma disclosures of net loss and loss per share required by SFAS 123 are included in note 2.

   (i)Earnings (Loss) per Share
       Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the period.

       Diluted earnings (loss) per share is computed by adjusting the weighted average number of common shares outstanding for the dilutive effect, if any, of stock options and warrants.

       The following sets forth the calculation of basic and diluted earnings (loss) per common share for the years ended June 30:

                                     2001 (1)    2000 (2)       1999 (3)
                                     -------     -------        -------


       Net earnings (loss)        $ (104,371)    943,977   (1,441,424)
                                   ==========  =========     =========

       Weighted average common
       shares outstanding during
       the period                   7,684,110  6,787,104     4,451,833

       Add dilutive effects of -
          employee options                 --         --       408,174
                                   ---------- ----------    ----------
       Weighted average common
       shares outstanding during
       the period including the
       effects of dilutive
       securities                    7,684,110 7,195,278      4,451,833
                                   =========== =========     ==========
       Basic earnings (loss) per
       common share               $    (0.01)       0.14          (0.32)
                                   =========== =========     ==========


       Diluted earnings (loss) per
       common share               $    (0.01)       0.13          (0.32)
                                   =========== =========     ==========

      (1) At the computation of diluted loss per share for the year ended June 30, 2001. The effect of the assumed exercises of these options was antidilutive.

      (2) At June 30, 2000, options to purchase 40,000 shares of common stock at prices ranging from $8.38 to $25.00 per share were outstanding, but were not included in the computation of diluted earnings per share for the year ended June 30, 2000. The exercise prices of these options were greater than the average market price of the common shares.

      (3) At June 30, 1999, all outstanding options were excluded from the computation of diluted loss per share for the year ended June 30, 1999. The effect of the assumed exercises of these options was antidilutive.

   (j)Recently Issued Accounting Standards and Pronouncements
       In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS and approved for issuance SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT ALLOCATIONS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill. The adoption of SFAS No. 141 as of July 1, 2001 will have no impact on Kestrel's 2001 financial statements.

       SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will be evaluated for impairment in accordance with the appropriate existing accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. The adoption of SFAS No. 142 will have no impact on Kestrel's 2001 financial statements.

       SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact SFAS No. 143 will have on its financial condition and results of operations.

   (k)Reclassification
       Certain  amounts  in  the  2000  financial  statements  have   been
       reclassified   to   conform   to  the  2001   financial   statement
       presentation.

(2)  Investment in Related Party
   On May 5, 2000, the Company sold six international permits with a net book value of $143,179 for petroleum drilling in Western Australia and New Guinea to Victoria Petroleum USA, Inc. (VP/USA), a Colorado
   corporation and wholly owned subsidiary of VP, in exchange for 8,250,000 shares of VP Common Stock. The stock was valued at $0.029 per share and resulted in a gain on the sale of $97,721. The investment is recorded at cost.

   Also, on May 5, 2000, KEC, VP and VP/USA entered into an Agreement and Plan of Merger (Merger Agreement). Pursuant to the Merger Agreement, on May 12, 2000, the Company, as sole shareholder of KEC, acquired 66,750,000 shares of VP common stock and VP/USA acquired all of the issued and outstanding shares of KEC through a merger of KEC into VP/USA, with KEC as the surviving corporation. The stock was valued at $0.029 per share and resulted in a gain on the sale of $1,497,208, based upon sales of other assets totaling $242, accounts payable totaling $2,000, and property and equipment with a net book value of $454,899. The investment is recorded at cost.

   As a result of the above transactions, the Company owns 15% of VP at June 30, 2001.

(3)  Line of Credit
   On February 21, 2000, the Company entered into a $2,000,000 Line of Credit agreement with Wells Fargo Bank, formerly Norwest Banks Colorado, N.A., which provided the Company with an initial borrowing base of $600,000, based on reserves with interest at Wells Fargo's prime rate plus 2.5%. On September 27, 2000, the Company and Wells Fargo amended the Line of Credit Agreement to provide the Company with a borrowing base of $2,000,000 and reduced the interest rate to 1.5% over the Wells Fargo prime rate. On May 31, 2001, Wells Fargo reduced the borrowing base to $1,400,000. As a result of the reduction to the borrowing base, the Company is required to make scheduled principal payments to reduce the amount outstanding to $1,400,000 by October 31, 2001, the maturity date of the line of credit. The line of credit is secured by Deeds of Trust on various oil and gas producing properties held by the Company. As of June 30, 2001, $1,882,000 was outstanding on the line of credit.

(4)  Stockholders' Equity
   (a)PREFERRED STOCK
       The Company is authorized to issue up to 1 million shares of $1 par value preferred stock, the rights and preferences of which are to be determined by the Board of Directors at or prior to the time of issuance.

   (b)COMMON STOCK
       In September 1998, the Company acquired oil and gas properties by issuing 25,000 shares of common stock valued at $9,375.

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

       Each Warrant entitled the registered holder to purchase from the Company one share of Common Stock at a price of $3.125 per share, subject to adjustment. The Warrants were to expire on February 4, 2001. On January 24, 2001 the Board of Directors reduced the exercise price to $2.50 and extended the exercise period to September 4, 2002.

       In  April   2000,  the  Company completed  a  private  offering  of
       374,000 shares of its common stock at $3.00 per share. Net proceeds to the Company were $1,047,628 after offering and related expenses of $74,372.

       In April 2001, the Company paid $6,000 and issued 20,000 shares of its common stock at $1.24 per share to an unrelated third party in exchange for geophysical data.

       During 2001, certificates for previously issued shares of the Company's common stock, representing 200 shares were presented for transfer. Prior to presentment, such shares had not been recorded as issued by the Company.

   (c)STOCK OPTION PLANS
       The Company has reserved 36,000 shares of its no par common stock for key employees of the Company under its 1993 Amended Restated Stock Incentive Plan (the Incentive Plan). Under the terms of the Incentive Plan, no stock options are exercisable more than ten years after the date of grant (five years after date of grant for 10% shareholders). As of June 30, 1998, all 36,000 options had been granted under the Incentive Plan.

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

       During fiscal 2001, 2000 and 1999, the Board of Directors granted options to purchase shares of common stock to key employees and directors pursuant to the Plan. The exercise prices of the options range from $.50 to $3.00 per share. The options granted are exercisable upon issuance.

       On December 1, 1998, the Board of Directors reduced the number of options outstanding and repriced certain options. The exercise prices of the repriced options range from $1.875 to $2.00 per share. The options are immediately exercisable.

       The Company applies APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for stock options granted at or above market value at the date of the grant to key employees and directors. Compensation expense of $3,338 and $2,319 has been recorded during fiscal 2001 and 2000, respectively, for options granted below the market value, based on the difference between the option price and the quoted market price at the date of grant. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in FASB Statement 123, the Company's net earnings (loss) and earnings
       (loss) per share would have been increased to the pro forma amounts indicated below:

                                        Years ended June 30,
                             ------------------------------------------
                               2001             2000             1999
                            ---------         --------         -------

         Net earnings (loss):
            As reported    $(104,371)           943,977     (1,441,424)
            Pro forma       (346,240)           305,625     (1,605,422)

         Earnings (loss)
          per share:
            As reported    $    (0.01)           0.14           (0.32)
            Pro forma           (0.05)           0.05           (0.36)

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2001, 2000 and 1999, respectively: no dividend yield for all years; expected volatility of 146%, 129% and 137%; weighted average risk-free interest rates of 5.36% in fiscal 2001, 5.86% in fiscal 2000 and 5.06% in fiscal 1999; and expected lives of seven years for all years.

       A summary of the status of the Company's fixed stock options plan as of June 30, 2001, 2000 and 1999, and changes during the years then ended is presented below:

                                2001                 2000
                       -----------------------  -------------------
                                     Weighted             Weighted
                                      average              average
                                      exercise             exercise
 Fixed options          Shares        price     Shares     price
-----------------       ---------  ---------- ------------------
Outstanding at
     beginning of
            year      1,333,964        $  1.60   691,758  $   1.69
 Granted                135,000           1.85   472,206      1.43
 Exercised                   --             --  (20,000)       .75
 Cancelled                   --             --        --        --
 Expired              (120,000)           2.14  (10,000)      1.03
                      ---------     ---------- --------- ---------
 Outstanding
    at end
     of  year            1,148.964        $    1.58  1,133,964   $    1.69
 ==========           =========      ========= =========
 Options exercisable
    at year end       1,123,964                1,133,964
 Weighted average
    fair value of
    options granted
    during the year    $   1.79                 $   1.35


                                   1999
                      ----------------------------------
                                               Weighted
                                                average
                                                exercise
                       Shares                    price
                      ----------              ----------

Outstanding at
     beginning of
      year
                        625,616                 $   2.55
Granted                  510,642                     1.64
Exercised                    ---                      ---
Cancelled              (439,000)                     2.94
Expired                   (,500)                     2.20
                      ----------                ---------
Outstanding at end
     of year             691,758                  $  1.69
                      ==========
Options exercisable
     at end of year      691,758

Weighted average
     fair value of
     options granted
     during the year    $   0.87


       The following table summarizes information about fixed stock options outstanding at June 30, 2001 (of which 1,123,964 are exercisable):

                                            Weighted
                                            average
          Range of                         remaining     Weighted
           exercise        Number         contractual    average
            price       outstanding     life (in years)exercise price

         $0.50 - 1.10     165,000            7.8            $  0.89
          1.25 - 1.38     483,706            7.7               1.37
          1.88 - 2.08     470,258            4.4               1.97
          2.25 - 3.00      30,000            3.5               2.76

         $0.50 - 3.00    1,148,964           6.3            $  1.58


(5)  INCOME TAXES
   At June 30, 2001 and 2000, the Company's significant deferred tax assets and liabilities are as follows:

                                                 2001           2000
                                              ----------      -------
     Deferred tax assets:
       Net operating loss carryforwards   $   3,383,000      3,055,000
       Depletion carryforwards                  225,000        188,000

       Oil and gas properties, principally
        due to differences in depreciation,
        depletion and impairment                 30,000         10,000
                                             ----------     ----------
                                              3,638,000      3,253,000

     Deferred liabilities:
       Oil and gas properties, principally
        due to differences in depreciation,
        depletion and impairment              (564,000)      (493,000)
       Investment in related parties                  -      (584,000)
                                             ----------     ----------
     Valuation allowance                    (3,074,000)    (2,176,000)
                                             ----------     ----------
       Net deferred tax assets           $            -              -

   The  valuation  allowance for deferred tax assets as of June  30,  2001
   was  $3,074,000.   The net change in the valuation  allowance  for  the
   year ended June 30, 2001 was an increase of $898,000.

   At June 30, 2001, the Company had net operating loss carryforwards of approximately $9,171,000. The utilization of approximately $496,000 of these loss carryforwards is limited to an estimated $80,000 per year as a result of a change of ownership which occurred June 30, 1994. Of the balance of the net operating loss carryforwards, $1,497,000 is limited to the extent of future taxable income generated by Victoria, and $7,178,000 is available to offset future taxable income of the Company. If not utilized, the tax net operating losses will expire during the period from 2002 through 2021.

   Income tax expense is different from amounts computed by applying the statutory federal income tax rate due primarily to the change in valuation allowance for net deferred tax assets and the expiration of tax carryforwards.

(6)  LEASE COMMITMENTS
   The Company has noncancelable operating leases, primarily for rent of office facilities that expire over the next five years. Rental expense for operating leases was $73,903, $63,683 and $60,336 for the years ended June 30, 2001, 2000 and 1999, respectively.

   Future minimum rental commitments under noncancelable operating leases as of June 30, 2001 are as follows:

               Fiscal year:
                  2002                       $  67,655
                  2003                          46,736
                  2004                             1,929
                                              ----------
                                             $   116,320
                                              ==========

(7)  CONTINGENCIES
   In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.

   In May 2000, the Company received a notice letter from the U.S. Environmental Protection Agency (EPA) stating that the Company is a potentially responsible party under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) at the Casmalia Waste Disposal Site in Santa Barbara County, California. If the Company is ultimately determined to be a responsible party, it may be obligated to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities.

   The Company does not believe that it has any liability under CERCLA for wastes disposed at Casmalia and believes that the EPA's notice was issued in error. The Company has responded to the EPA, explaining that the Company did not arrange to dispose of any waste at Casmalia. The Company's involvement with Casmalia is limited to the purchase of assets from another entity, which disposed of waste at Casmalia. The Company intends to defend allegations of its responsibility, if any, and will also reply upon an indemnification given by the previous owner of the properties at Casmalia, which previous owner has confirmed that the indemnification would apply to any such allegations.

   The Company is unable to estimate the dollar amount of exposure to loss in connection with the above-referenced matter; however, it has been estimated that the ultimate site-wide clean up costs will be approximately $271.9 million.

   It is the opinion of the Company's management that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

(8)  DISCLOSURES ABOUT CAPITALIZED COSTS, COSTS INCURRED AND MAJOR
CUSTOMERS

   Capitalized costs related to oil and gas producing activities are as follows:

                                                  June 30,
                                      --------------------------------
                                           2001               2000
                                      -------------       ------------

    Unproved - Domestic             $      217,941            353,027
    Proved                              12,398,775         10,933,518
                                      ------------       ------------
                                        12,616,716         11,286,545

    Accumulated depletion
     and impairment                    (3,039,413)        (2,747,285)
                                      ------------       ------------
                                    $    9,577,303          8,539,260
                                      ============       ============

   Costs incurred in oil and gas producing activities for the years ended June 30, 2001, 2000 and 1999 were approximately as follows:

                                        2001      2000        1999
                                       ------    -----       -----

    Unproved property acquisition
     costs                          $   13,557   208,827    127,557
    Proved property acquisition
     costs                              38,594       500      2,752
    Development costs                  523,668   100,300     71,819
    Exploration costs                  654,035 5,631,600  1,345,487

   During fiscal 2001, the Company had two major customers. Sales to these customers accounted for approximately 26% and 15% of fiscal 2001 oil and gas sales. During fiscal 2000, the Company had two major customers. Sales to these customers accounted for approximately 13% each of fiscal 2000 oil and gas sales. During fiscal 1999, the Company had three major customers. Sales to these customers accounted for approximately 25%, 12% and 10% of fiscal 1999 oil and gas sales.

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

   Estimated net quantities of proved developed and undeveloped reserves of oil and gas for the years ended June 30, 2001, 2000 and 1999 are as follows:

                                 2001                  2000
                                 ----          ----
                            Oil         Gas       Oil          Gas
                           (BBLS)      (MCF)     (BBLS)       (MCF)
                           ------      ------    -----        -----

 Beginning of year         388,000  24,517,000   288,000    6,334,000
 Revisions of previous
  quantity estimates      (13,000)(12,739,000)   136,000       684,00
 Extensions, discoveries
  and improved recovery          -   1,956,000         -   18,053,000
 Sales of reserves in place      -           -  (16,000)    (336,000)
 Production               (19,000)   (350,000)  (20,000)    (218,000)
                         ---------  ---------- ---------   ----------
 End of year               356,000  13,384,000   388,000   24,517,000
                         =========  ========== =========   ==========

 Proved developed reserves
  - end of year            283,000   6,189,000   315,000    8,630,000
                         =========  ========== =========   ==========

 <TABL
                                                  1999
                                              -----
                                        Oil                 Gas
                                       (BBLS)               (MCF)

 Beginning of year                     222,000      3,483,000
 Revisions of previous
  quantity estimates                    89,000        482,000
 Extensions, discoveries
  and improved recovery                  2,000      2,677,000
 Sales of reserves in place            (1,000)              -
 Production                           (24,000)      (308,000)
                                    ----------    -----------

 End of year                           288,000      6,334,000
                                    ==========    ===========
 Proved developed reserves
  - end of year                        213,000      3,469,000
                                    ==========    ===========

   STANDARDIZED MEASURE OF DISCOUNTED FUTURE
   NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

   Future  net  cash  flows  presented below are computed  using  year-end
   prices  and  costs.   Future corporate overhead expenses  and  interest
   expense have not been included.

                                   2001          2000            1999
                                   ----          ----            ----
   Future cash inflows        $46,149,000    107,497,000     16,549,000
   Future costs:
     Production               (13,843,000)  (26,027,000)    (6,597,000)
     Development              (4,659,000)   (10,487,000)    (1,090,000)
                               ----------   ------------     ----------

   Future net cash flows       27,647,000     70,983,000      8,862,000

   10% discount factor        (13,822,000)  (34,980,000)    (4,583,000)
                              -----------   ------------     ----------
       Standardized measure
        of discounted future
        net cash flows        $13,825,000     36,003,000      4,279,000
                              ===========   ============     ==========

   The principal sources of changes in the standardized measure of discounted future net cash flows during the years ended June 30, 2001, 2000 and 1999, are as follows:


                                   2001          2000            1999
                                   ----          ----            ----

   Beginning of year          $36,003,000      4,279,000      2,877,000
   Sales of oil and gas
    produced during the
    period, net of production
    costs                     (1,275,000)      (612,000)      (219,000)
   Net change in prices and
    production costs          (16,108,000)     5,988,000        216,000
   Changes in estimated future
    development costs           3,319,000      (248,000)       (80,000)
   Extensions, discoveries and
    improved recovery           1,852,000     22,850,000      1,656,000
   Revisions of previous
    quantity estimates and
    other                     (13,566,000)     3,510,000      (414,000)
   Sales of reserves in place           -      (192,000)              -
   Purchase of reserves in place        -              -       (45,000)
   Accretion of discount        3,600,000        428,000        288,000
                              ------------   -----------     ----------

   End of year                $13,825,000     36,003,000      4,279,000
                              ===========    ===========     ==========

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