Form 10-Q
period 2001-09-30
KESTREL ENERGY INC
filed 2001-11-14
CIK 312842

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q



[X]   Quarterly  Report Pursuant to Section 13 or 15(d) of the  Securities
Exchange Act of 1934
                  For the period ended SEPTEMBER 30, 2001

                                    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from --------------------- to -------------

Commission File Number: 0-9261

                           KESTREL ENERGY, INC.
          (Exact name of registrant as specified in its charter)


          COLORADO                                84-0772451
-----------------------------         ----------------------------------
State of other jurisdiction of        I.R.S. Employer Identification No.)
  incorporation or organization)

999 18th Street, Suite 2490, Denver, CO           80202
--------------------------------------  ----------------------------------
(Address of principal executive offices)        (Zip Code)

                              (303) 295-0344
                         --------------------------
           (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    [X]    Yes               [ ]    No



                   APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of common stock, as of  September 30,
2001:      7,700,200
      --------------



                           KESTREL ENERGY, INC.


                  INDEX TO UNAUDITED FINANCIAL STATEMENTS


                                                            Page
                                                            ----

PART I.     FINANCIAL INFORMATION


     Item 1.   Financial Statements
------

               Balance Sheets as of September 30, 2001
               and June 30, 2001 (Unaudited)                 3

               Statements of Operations for the Three
               Months Ended September 30, 2001 and 2000
               (Unaudited)                                   4

               Statements of Cash Flows for the Three
               Months Ended September 30, 2001 and 2000
               (Unaudited)                                   5-6

               Notes to Financial Statements                 7


     Item 2.   Management's Discussion and Analysis of
     ------    Financial Condition and Results of
               Operations                                    8


     Item 3.   Quantitative and Qualitative Disclosures
     ------    About Market Risk                             9


PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings                            10
     ------

     Item 2.   Changes in Securities                        10
     ------

     Item 3.   Defaults Upon Senior Securities              10
     ------

     Item 4.   Submission of Matters to a Vote of
     ------    Security Holders                             10

     Item 5.   Other Information                            10
     ------

     Item 6.   Exhibits and Reports of Form 8-K             10
     ------

     Signatures                                             11


                      PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
KESTREL ENERGY, INC.
BALANCE SHEETS AS OF SEPTEMBER 30, 2001 AND JUNE 30, 2001
(Unaudited)

                                      September 30,      June 30,
ASSETS                                    2001              2001
--------------------------           --------------    -------------
CURRENT ASSETS:
 Cash and cash equivalents           $     102,737     $    119,025
 Accounts receivable                       222,671          278,834
 Other assets                                5,957            5,957
                                      ------------     ------------

     Total current assets                  331,365          403,816
                                      ------------     ------------

PROPERTY AND EQUIPMENT, AT COST:
 Oil and gas properties, successful
     efforts method of accounting:
     Unproved                              217,384          217,941
     Proved                             12,458,552       12,398,775
 Pipeline and facilities                   807,851          807,851
 Furniture and equipment                   145,176          143,724
                                      ------------     ------------
                                        13,628,963       13,568,291
 Accumulated depreciation and
  depletion                             (3,249,552)      (3,190,983)
                                      ------------     ------------

     Net property and equipment         10,379,411       10,377,308
                                      ------------     ------------
Investment in related party              1,250,316        2,130,178
                                      ------------     ------------

                                     $  11,961,092     $ 12,911,302
                                      ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable:
  Trade                              $     294,396     $    121,464
  Related party                             10,197           26,397
 Accrued liabilities                       100,641          124,808
 Line of credit, bank                    1,455,000        1,882,000
 Advance from related party                350,000                -
                                      ------------     ------------
     Total current liabilities           2,210,234        2,154,669
                                      ------------     ------------

STOCKHOLDERS' EQUITY:
 Preferred Stock, $1 par value;
  1,000,000 shares authorized, none
  issued                                         -                -
 Common Stock, no par value;
  20,000,000 shares authorized,
  7,700,200 issued and outstanding at
  September 30, 2001 and June 30, 2001  19,073,023       19,073,023
 Accumulated deficit                    (8,582,688)      (8,342,821)
 Accumulated other comprehensive
 (loss) income                            (739,477)          26,431
                                      ------------     ------------
     Total stockholders' equity          9,570,858       10,756,633
                                      ------------     ------------
                                     $  11,961,092     $ 12,911,302
                                      ============     ============

              See accompanying notes to financial statements.

KESTREL ENERGY, INC.
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2001 AND 2000
(Unaudited)


                                           2000           2001
                                       ------------   -----------
REVENUE:
 Oil and gas sales                   $     353,493  $     352,680
 Interest                                    2,054          2,308
 Other income                               43,869         14,572
 Gain on sale of available-for-sale
 securities                                  5,989              -
                                      ------------    -----------
     TOTAL REVENUES                        405,405        369,560
                                      ------------    -----------
COSTS AND EXPENSES:
 Production and operating expenses         221,195        122,041
 Dry holes, abandoned and impaired
 properties                                 27,717              -
 Exploration expenses                       46,532         27,490
 Depreciation and depletion                 58,567         31,236
 General and administrative                252,701        249,028
 Interest expense                           38,560          8,292
                                      ------------   ------------
     TOTAL COSTS AND EXPENSES              645,272        438,087
                                      ------------   ------------

     NET LOSS                             (239,867)      ( 68,527)

 Other comprehensive loss -
  unrealized loss from available-for-sale
  securities                              (739,477)      (514,000)
                                      ------------    -----------
 Comprehensive loss                   $   (979,344)  $   (582,527)
                                      ============    ===========

     NET LOSS PER COMMON SHARE        $      (0.03)  $      (0.01)
                                      ============     ==========

     WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                  7,700,200      7,680,000
                                      ============     ==========



              See accompanying notes to financial statements.


KESTREL ENERGY, INC.
STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2001 AND 2000
(Unaudited)


                                            2000         2001
                                        ------------ -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                             $    (239,867)  $    (68,527)

Adjustments to reconcile net
  loss to net cash provided by
  (used in) operating activities:

Dry holes, abandoned and impaired
  properties                                   557              -
Gain on sale of available for sale
  securities                                (5,989)             -
Depreciation and depletion                  58,567         31,236
Non cash compensation expense                    -          3,338
(Increase) decrease in accounts
  receivable relating to operations         56,163         (1,278)
(Increase) decrease in due from related
  party                                          -            524
(Increase) decrease in other current
  assets                                         -          5,179
Increase (decrease) in accounts
  payable, trade                           172,932       (865,084)
Increase (decrease) in accounts
  payable, related party                   (16,200)        42,609
Increase (decrease) in accrued
  liabilities                              (24,167)        21,917
                                     -------------   ------------

     Net cash provided by (used in)
       operating activities                  1,996       (830,086)
                                     -------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures/acquisition
  of properties                            (61,229)      (131,655)
Proceeds from sale of securities           119,945              -
                                     -------------    -----------
     Net cash provided by (used in)
      investing activities                  58,716       (131,655)
                                      ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Advance from related party                 350,000              -
Net borrowings (payments) on
  line of credit                          (427,000)       600,000
                                      ------------    -----------

     Net cash provided by
      (used in) financing activities       (77,000)       600,000
                                      ------------    -----------
     Net decrease in cash and cash
      equivalents                          (16,288)      (361,741)

Cash and cash equivalents at the
  beginning of the period                  119,025        502,034
                                      ------------    -----------
Cash and cash equivalents at the
end of the period                    $     102,737  $     140,293
                                      ============    ===========


              See accompanying notes to financial statements.


KESTREL ENERGY, INC.
STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2001 AND 2000, CONTINUED
(Unaudited)


                                           2000           2001
                                       ------------   -----------
SELECTED NON CASH ACTIVITIES:


Total property acquisitions          $           -  $     394,155
Accounts payable and accrued
  expenses used to acquire property              -       (262,500)
                                      ------------   ------------
Net cash used to acquire property    $           -  $     131,655
                                      ============   ============

Cash paid for interest               $      42,143   $      8,292
                                      ============   ============
Unrealized loss on
 available-for-sale securities       $    (739,477)  $   (514,000)
                                      ============   ============


              See accompanying notes to financial statements.


KESTREL ENERGY, INC.
-------------------
NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

     These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

     In the opinion of management, the accompanying interim unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of September 30, 2001, the results of operations for the periods shown in the statements of operations, and the cash flows for the periods shown in the statements of cash flows. All adjustments made are of a normal recurring nature.

2.   Investment in Related Party

     The investment in Victoria Petroleum, NL ("VP") Common Stock is classified as available-for-sale. Net unrealized gains and losses on the investment are recorded to Other Comprehensive Income or Loss.
     At September 30, 2001, the unrealized loss on the investment was $739,477. As of June 30, 2001, there was an unrealized gain on the investment of $26,431. The Company sold 3,900,000 shares in July 2001 which resulted in cash proceeds of $119,943 and a gain on sale of $5,989. As of September 30, 2001, the Company owns 68,100,000 shares of VP.

3.   Line of Credit

     On February 21, 2000, the Company entered into a Line of Credit agreement with Wells Fargo Bank West N.A., which provided the Company a borrowing base of $600,000 with interest at Wells Fargo prime rate plus 2.5%. On September 27, 2000, the Company and Wells Fargo amended the Line of Credit Agreement to provide the Company a borrowing base of $2,000,000 and reduced the interest rate to 1.5% over prime. On May 31, 2001, Wells Fargo reduced the borrowing base to $1,400,000. As a result of the reduction to the borrowing base, the Company was required to make scheduled principal payments to reduce the amount outstanding to $1,400,000 by October 31, 2001, the maturity date of the line of credit. The line of credit is secured by Deeds of Trust on various oil and gas producing properties held by the Company. As of September 30, 2001, $1,455,000 was outstanding on the line of credit. The Company reduced the outstanding balance to $1,396,000 as of October 31, 2001. Wells Fargo has granted the Company an extension to November 30, 2001 to restructure the line of credit. The Company and Wells Fargo are currently determining the payment schedule and expect to finalize the restructuring by November 30, 2001.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had a working capital deficit of $1,878,869. This compares to the Company's working capital deficit of $1,750,853 as of June 30, 2001. The increase in working capital deficit of $128,016 was a result of the loss from operations for the first quarter ended September 30, 2001. The Company's revenues from oil and gas sales declined sharply from fiscal fourth quarter 2001 as both oil and gas prices declined. The Company was required to pay Wells Fargo Bank $427,000 in principal payments on the line of credit during the quarter, which the Company funded in part by borrowing $350,000 from Victoria Petroleum, NL, an affiliated company ("VP"). In order for the Company to fund its working capital deficit, additional shares of VP Common Stock held by the Company will be liquidated as possible on an on-going basis. Additional steps could include a sale of existing properties, sale of shares of the Company's common stock, and further reductions of general and administrative expenses.

Net cash provided by operating activities was $1,996 for the three months ended September 30, 2001, an increase of $832,082 over cash used by operations of $830,086 for the same period in 2000. Operating cash flow increased due to an increase in accounts payable despite an operating loss for the period. Accounts receivable decreased $56,163, or 20%, to $222,671 during the period as compared to an increase of $1,278 a year ago. The decrease in accounts receivable was attributable to lower oil and gas revenues as a result of lower oil and gas prices received during the quarter. Accounts payable increased $172,932, or 142%, to $294,396 during the period versus a decrease of $865,084, or 61%, during the same period a year ago. The increase in payables reflects the Company's liquidity problems during this period of lower oil and gas prices.
Accrued liabilities decreased $24,167, or 19%, to $100,641 versus an increase of $21,917 (net of $262,500 used to acquire property) in 2000. Accounts payable related party decreased $16,200, or 61%, to $10,197. The decrease reflects the overhead charged to the related party for office space and personnel during the period.

Net cash provided from investing activities was $58,716 for the quarter ended September 30, 2001, versus cash used of $131,655 for the same period in 2000. The increase resulted from the sale of 3,900,000 shares of VP Common Stock during the quarter, which generated $119,945 in proceeds. The Company recognized a gain of $5,989 on the sale. Capital expenditures for the period ended September 30, 2001 of $61,229 included $1,450 for office equipment, $3,300 for equipment on the Greens Canyon 29-2 well in Wyoming, approximately $34,000 for continued development of various coalbed methane wells in Wyoming, and $22,479 for well equipment on the Pierce Unit in Wyoming.

Cash used by financing activities totaled $77,000 for the three months ended September 30, 2001 versus cash provided of $600,000 a year ago. The Company made $427,000 in principal payments to Wells Fargo Bank pursuant to the line of credit agreement of May 2001. Due to the reduction in oil and gas revenues during the first quarter of fiscal 2002 from levels realized in the third and fourth quarters of fiscal 2001, the Company was advanced $350,000 from Victoria Petroleum, NL, an affiliated company ("VP"), to provide additional working capital. The Company and VP do not have a formal agreement currently in place regarding this advance. The Company anticipates making interest only payments on the advance at a market rate of interest until such time as the Company can increase its cash flow to repay the advances. The Company and VP are currently discussing a formalization of the terms of the advance repayment.

                           RESULTS OF OPERATIONS
FIRST QUARTER RESULTS

The Company reported a loss of $239,867, or 3 cents per share, for the three month period ended September 30, 2001. This compares with a loss of $68,527, or 1 cent per share, for the same period a year ago. The increased loss in the current period is a result of higher overall expenses versus a year ago, despite slightly higher total revenues.

The Company's revenues for the three months ended September 30, 2001 were $405,405 compared to $369,560 during the same period of 2000, an increase of $35,845, or 10%. Revenues from oil and gas sales were $353,493 for the quarter ended September 30, 2001, an increase of $813 as compared to $352,680 for the same period in 2000. The increase in oil and gas revenues is attributable to higher gas volumes compared to a year ago despite slightly lower oil and gas prices. Other income increased $29,297, or 201%, to $43,869 versus $14,572 for the same period a year ago. The increase was attributed to the sale of tubing on the McEntire lease in Kansas for $24,900 and higher overhead charges to a related party for use of the Company's office space and personnel. The Company recorded a $5,989 gain on sale of securities as result of the sale of 3,900,000 shares of VP Common Stock in July 2001. See Footnote 2 to the financial statements.

The Company's total expenses increased $207,185, or 47%, to $645,272 as compared to $438,087 a year ago. The increase in overall expenses is attributable to higher lease operating expense, abandonment costs, depletion, and exploration expense as discussed below.

Production and operating expenses increased $99,154, or 81%, to $221,195 versus $122,041 for the same period a year ago. The increase in production and operating expenses was primarily due to higher lease operating expenses on various wells including the Burditt, Cab Hughes, Pierce Unit, Grady Unit, Kaye Unit, Wagenson Waterflood, and the Turner 1-23 and 3-14 wells. The wells listed above had minor lease operating expense in the year ago period for various reasons. The Pierce and Kaye Units were shut in a year ago. The Turner wells and the Wagenson Waterflood were not in existence a year ago. Several other wells also incurred higher lease operating expenses during the first quarter but those increases were not individually material. The wells listed above accounted for approximately $93,000 of the increase versus September 2000.

Dry holes, abandoned and impaired properties expense was $27,717 for the three months ended September 30, 2001. The Company incurred $27,717 of abandonment expense on the McEntire lease in Kansas. These costs were offset by the sale of tubing on the leases of $24,900 as noted above.

Exploration expenses increased $19,042, or 69%, to $46,532 from $27,490 a year ago. The increase is attributable to higher engineering expenses and higher geological and geophysical expenses.

General and administrative costs increased $3,673, or 1%, to $252,701 as compared to $249,028 for the same period a year ago. The increase in expenses is not attributable to any particular expense item.

Interest expense increased $30,268 to $38,560 from $8,292 a year ago. The increase in interest expense is due to the interest paid on the outstanding balance of the Company's line of credit.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Until fiscal 2000, the Company did not invest in or hold market risk sensitive or interest rate sensitive instruments and the only currency exchange rate risk borne by the Company stemmed from the Company's obligations to fund its international drilling in Australian dollars. The Company no longer has currency exchange risk relating to its own operations, as it no longer participates in international drilling. As of September 30, 2001, the Company owns 68,100,000 shares of Victoria Petroleum, NL ("VP") Common Stock. The investment in VP Common Stock is classified as available-for-sale. Net unrealized gains and losses on the investment are recorded to other comprehensive income or loss. The VP shares are traded publicly on the Australian Stock Exchange and the price for which the Company could sell its VP shares, which are quoted in prices denominated in Australian dollars, could be higher or lower than the Company's cost. At September 30, 2001, the unrealized loss on the investment was $739,447. The Common Stock of VP was trading for $.036 cents per share in Australian dollars as of September 30, 2001. The Company applies the exchange rate between the U.S. dollar and Australian dollar as quoted in the Wall Street Journal. On September 30, 2001, the exchange rate in dollar terms was $.51 which resulted in a U.S. dollar share price of $.01836 cents per share.

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





                                   KESTREL ENERGY, INC.
                                  ---------------------------
                                         (Registrant)


Date:         November 14, 2001    /s/BARRY D. LASKER
     ---------------------------   ---------------------------
                                   Barry D. Lasker
                                   President and Chief Executive
                                     Officer


Date:         November 14, 2001    /s/MARK A. BOATRIGHT
     ---------------------------   ---------------------------
                                   Mark A. Boatright
                                   Vice President - Finance,
                                   Principal Financial and Accounting
                                   Officer