Form 10-Q/A
period 2001-09-30
KESTREL ENERGY INC
filed 2001-11-16
CIK 312842

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                FORM 10-Q/A
                             (Amendment No. 1)



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


                      PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

     The Registrant hereby amends this Item 1 to correct the column headings for the Statements of Operations for the Three Months Ended September 30, 2001 and 2000 (Unaudited) and Statements of Cash Flows for the Three Months Ended September 30, 2001 and 2000 (Unaudited) to reflect 2001 and 2000, which were inadvertently reversed in the initial filing.


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

KESTREL ENERGY, INC.
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2001 AND 2000
(Unaudited)


                                           2001           2000
                                       ------------   -----------
REVENUE:
 Oil and gas sales                   $     353,493  $     352,680
 Interest                                    2,054          2,308
 Other income                               43,869         14,572
 Gain on sale of available-for-sale
 securities                                  5,989              -
                                      ------------    -----------
     TOTAL REVENUES                        405,405        369,560
                                      ------------    -----------
COSTS AND EXPENSES:
 Production and operating expenses         221,195        122,041
 Dry holes, abandoned and impaired
 properties                                 27,717              -
 Exploration expenses                       46,532         27,490
 Depreciation and depletion                 58,567         31,236
 General and administrative                252,701        249,028
 Interest expense                           38,560          8,292
                                      ------------   ------------
     TOTAL COSTS AND EXPENSES              645,272        438,087
                                      ------------   ------------

     NET LOSS                             (239,867)      ( 68,527)

 Other comprehensive loss -
  unrealized loss from available-for-sale
  securities                              (739,477)      (514,000)
                                      ------------    -----------
 Comprehensive loss                  $    (979,344)  $   (582,527)
                                      ============    ===========

     NET LOSS PER COMMON SHARE       $       (0.03)  $      (0.01)
                                      ============     ==========

     WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                  7,700,200      7,680,000
                                      ============     ==========



              See accompanying notes to financial statements.


KESTREL ENERGY, INC.
STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2001 AND 2000
(Unaudited)


                                            2001         2000
                                        ------------ -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                             $    (239,867)  $    (68,527)

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


KESTREL ENERGY, INC.
STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2001 AND 2000, CONTINUED
(Unaudited)


                                           2001           2000
                                       ------------   -----------
SELECTED NON CASH ACTIVITIES:


Total property acquisitions          $           -  $     394,155
Accounts payable and accrued
  expenses used to acquire property              -       (262,500)
                                      ------------   ------------
Net cash used to acquire property    $           -  $     131,655
                                      ============   ============

Cash paid for interest               $      42,143   $      8,292
                                      ============   ============
Unrealized loss on
 available-for-sale securities       $    (739,477)  $   (514,000)
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


Date:         November 15, 2001    /s/Barry D. Lasker
     ---------------------------   ---------------------------
                                   Barry D. Lasker
                                   President and Chief Executive
                                     Officer


Date:         November 15, 2001    /s/Mark A. Boatright
     ---------------------------   ---------------------------
                                   Mark A. Boatright
                                   Vice President - Finance,
                                   Principal Financial and Accounting
                                   Officer