Form 10-Q
period 2001-12-31
KESTREL ENERGY INC
filed 2002-02-19
CIK 312842

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q



[X]   Quarterly  Report Pursuant to Section 13 or 15(d) of the  Securities
Exchange Act of 1934
                  For the period ended December 31, 2001

                                    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ---------- to ---------------

                      Commission File Number: 0-9261

                           KESTREL ENERGY, INC.
          (Exact name of registrant as specified in its charter)

          Colorado                                84-0772451
(State of other jurisdiction of      (I.R.S. Employer Identification No.)
  incorporation or organization)

999 18th Street, Suite 2490, Denver, CO             80202
(Address of principal executive offices)          Zip Code)

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

                    [X]     Yes              [ ]     No



                   APPLICABLE ONLY TO CORPORATE ISSUERS:

   The number of shares outstanding of common stock, as of  December 31,
                           2001:       7,700,200

                           KESTREL ENERGY, INC.


                  INDEX TO UNAUDITED FINANCIAL STATEMENTS


                                                            Page

PART I.     FINANCIAL INFORMATION


     ITEM 1.   Financial Statements

          Balance Sheets as of December 31, 2001
           and June 30, 2001, unaudited                                3

          Statements of Operations for the Three Months
           and Six Months Ended December 31, 2001 and 2000,
           unaudited                                                   4

          Statements of Cash Flows for the Six Months Ended
           December 31, 2001 and 2000, unaudited                       5

          Notes to Financial Statements, unaudited                     6


     ITEM 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                   6-9


     ITEM 3.   Quantitative and Qualitative Disclosures About
                Market Risk                                            9


PART II.    OTHER INFORMATION

     ITEM 1.   Legal Proceedings                                      10

     ITEM 2.   Changes in Securities                                  10

     ITEM 3.   Defaults Upon Senior Securities                        10

     ITEM 4.   Submission of Matters to a Vote of Security Holders    10

     ITEM 5.   Other Information                                      10

     ITEM 6.   Exhibits and Reports of Form 8-K                       10

     Signatures                                                       11


                      PART I.   FINANCIAL INFORMATION
ITEM 1.  Financial Statements
KESTREL ENERGY, INC.
BALANCE SHEETS AS OF DECEMBER 31, 2001
AND JUNE 30, 2001
(Unaudited)


                                               December 31,     June 30,
ASSETS                                             2001           2001
-----------------------------------            ------------    ---------

CURRENT ASSETS:
 Cash and cash equivalents                   $     83,757   $    119,025
 Accounts receivable                              154,666        278,834
 Due from related party                             6,003              -
 Other assets                                       5,957          5,957
                                             ------------   ------------
     Total current assets                         250,383        403,816
                                             ------------   ------------

PROPERTY AND EQUIPMENT, AT COST:
 Oil and gas properties,
  successful efforts method
  of accounting:
     Unproved                                     215,892        217,941
     Proved                                    12,443,339     12,398,775
 Pipeline and facilities                          807,851        807,851
 Furniture and equipment                          146,322        143,724
                                             ------------   ------------
                                               13,613,404     13,568,291
 Accumulated depreciation
 and depletion                                 (3,280,824)    (3,190,983)
                                             ------------   ------------
     Net property and equipment                10,332,580     10,377,308
                                             ------------   ------------

Investment in related party                       956,556      2,130,178
                                             ------------   ------------

                                             $ 11,539,519   $ 12,911,302
                                             ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
CURRENT LIABILITIES:
 Accounts payable:
   Trade                                     $    325,233   $    121,464
Related  party                                          -         26,397
Accrued  liabilities                               98,179        124,808
Line of credit, bank                            1,356,000      1,882,000
  Due to related party                            350,000              -
                                             ------------   ------------
     Total current liabilities                  2,129,412      2,154,669
                                             ------------   ------------

STOCKHOLDERS' EQUITY:
 Preferred Stock, $1 par value;
  1,000,000 shares authorized, none issued              -              -
 Common Stock, no par value;
  20,000,000 shares authorized,
  7,700,200 and 7,700,200 issued
  and outstanding at December 31, 2001
  and June 30, 2001, respectively              19,073,023     19,073,023
 Accumulated deficit                           (9,097,178)    (8,342,821)
 Accumulated other comprehensive
  (loss) income                                  (565,738)        26,431
                                             ------------   ------------
     Total stockholders' equity                 9,410,107     10,756,633
                                             ------------   ------------

                                             $ 11,539,519   $ 12,911,302
                                             ============   ============

              See accompanying notes to financial statements.


KESTREL ENERGY, INC.
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED December 31, 2001 and 2000
(Unaudited)



                                Three months ended      Six months ended
                                   December 31,           December 31,
                                  2001       2000       2001        2000
                                --------   --------   --------    -------

REVENUE:
 Oil and gas sales           $  214,219 $  440,590 $  567,712 $  793,270
 Interest                            16         98      2,070      2,406
 Other income                    18,663     21,356     62,532     35,928
 Loss on sale of
  available-for-sale
  securities                   (226,520)         -   (220,531)         -
                             ---------- ---------- ---------- ----------
   TOTAL REVENUES                 6,378    462,044    411,783    831,604
                             ---------- ---------- ---------- ----------

COSTS AND EXPENSES:
 Production and
  operating expenses            169,698    182,669    390,893    304,710
 Exploration expenses            67,632     28,958    114,164     56,448
 Dry holes, abandoned and
  impaired properties             1,492          -     29,209          -
 Depreciation and depletion      59,208     36,066    117,775     67,302
 General and administrative     197,604    248,984    450,305    498,012
 Interest expense                25,234     30,611     63,794     38,903
                             ---------- ---------- ---------- ----------
     TOTAL COSTS AND EXPENSES    520,868    527,288  1,166,140    965,375
                             ---------- ---------- ---------- ----------

     NET LOSS                $ (514,490) $ (65,244) $(754,357) $(133,771)
                             ---------- ---------- ---------- ----------

 Other comprehensive loss -
  unrealized loss from
   available-for-sale
  securities                          -    (48,500)  (565,738)  (562,500)
                             ---------- ---------- ---------- ----------

 Comprehensive loss            (514,490)  (133,744)(1,320,095)  (696,271)
                             ========== ========== ========== ==========

     BASIC AND DILUTED LOSS
      PER COMMON SHARE        $   (0.07)$    (0.01)$    (0.10)$    (0.02)
                              ==========  ========= ========== ==========

     WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING        7,700,200  7,680,000  7,700,200  7,680,000
                              ==========  ========= ========== ==========



              See accompanying notes to financial statements.


KESTREL ENERGY, INC.
STATEMENTS  OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31,  2001  AND
2000
(Unaudited)


                                                 2001           2000
                                              ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                  $    (754,357)  $   (133,771)

Adjustments to reconcile net loss
 to net   cash used in operating
 activities:

Dry holes, abandoned and
 impaired properties                              2,050              -
Loss on sale of available-for-sale
 securities                                     220,531              -
Depreciation and depletion                      117,775         67,302
Non cash compensation expense                         -          3,338
(Increase) decrease in accounts
 receivable                                     124,168        (54,162)
(Increase) decrease in due from
 related party                                   (6,003)       (32,727)
(Increase) decrease in other
 current assets                                       -          3,342
Increase (decrease) in accounts
 payable, trade                                 203,769       (970,569)
Increase (decrease) in accounts
 payable, related party                         (26,397)        20,093
Increase (decrease) in accrued
 liabilities                                    (26,629)        23,372
                                           ------------   ------------

     Net cash used in operating
        activities                             (145,093)    (1,073,782)
					   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures/acquisition
 of properties                                  (75,096)      (727,647)
Proceeds from sale of securities                360,921              -
                                           ------------   ------------

     Net cash provided by (used in)
      investing activities                      285,825       (727,647)
                                           ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Advance from related party                      350,000              -
Net borrowings (payments) on
 line of credit                                (526,000)     1,384,500
                                           ------------   ------------
     Net cash provided by (used in)
      financing activities                     (176,000)     1,384,500
                                           ------------   ------------

Net decrease in cash and cash
 equivalents                                    (35,268)      (416,929)

Cash and cash equivalents at the
 beginning of the period                        119,025        502,034
                                           ------------   ------------
Cash and cash equivalents at the
 end of the period                        $      83,757  $      85,105
                                           ============   ============
Cash paid for interest                    $      76,618  $      38,903
                                           ============   ============



              See accompanying notes to financial statements.


KESTREL ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

     These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

     In the opinion of management, the accompanying interim unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of December 31, 2001, the results of operations for the periods shown in the statements of operations, and the cash flows for the periods shown in the statements of cash flows. All adjustments made are of a normal recurring nature.

2.   Investment in Related Party

     The investment in Victoria Petroleum, NL ("VP") Common Stock is classified as available-for-sale. Net unrealized gains and losses on the investment are recorded to Other Comprehensive Income or Loss.
     At December 31, 2001, the unrealized loss on the investment was $565,738. As of June 30, 2001, there was an unrealized gain on the investment of $26,431. The Company has sold shares subsequent to June 30, 2001, which resulted in cash proceeds of $360,921 and a loss on sale of $220,531. As of December 31, 2001, the Company owns 52,100,000 shares of VP.

3.   Line of Credit

     On February 21, 2000, the Company entered into a Line of Credit agreement with Wells Fargo Bank West N.A., which provided the Company a borrowing base of $600,000 with interest at Wells Fargo prime rate plus 2.5%. On September 27, 2000, the Company and Wells Fargo amended the Line of Credit Agreement to provide the Company a borrowing base of $2,000,000 and reduced the interest rate to 1.5% over prime. On May 31, 2001, Wells Fargo reduced the borrowing base to $1,400,000. As a result of the reduction to the borrowing base, the Company was required to make scheduled principal payments to reduce the amount outstanding to $1,400,000 by October 31, 2001, the maturity date of the line of credit. The line of credit is secured by Deeds of Trust on various oil and gas producing properties held by the Company. The Company reduced the outstanding balance to $1,396,000 by October 31, 2001. The Company finalized the restructuring of the line of credit with Wells Fargo in November 2001, which calls for principal payments of $1,340,000 by October 31, 2002. As of December 31, 2001, $1,356,000 was outstanding on the line of credit and all payments were current.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Company had a working capital deficit of $1,879,029. This compares to the Company's working capital deficit of $1,750,853 as of June 30, 2001. The increase in working capital deficit of $128,176 was a result of the loss from operations offset by proceeds from the sale of securities, collection of accounts receivable and an increase in trade accounts payable. The Company was required to pay Wells Fargo Bank $526,000 in principal payments on the line of credit during the period, which the Company funded in part by borrowing $350,000 from Victoria Petroleum, NL, an affiliated company ("VP"). In order for the Company to fund its working capital deficit, possible steps could include the sale of securities, sale of non-core oil and gas properties, sale of shares of the Company's common stock, and further reductions of general and administrative expenses.

Net cash used by operating activities was $145,093 for the six months ended December 31, 2001, a decrease of $928,689 over cash used by operations of $1,073,782 for the same period in 2000. A year ago, the Company used its available cash resources to pay existing accounts payable which accounts for the decrease in cash used for the six month period ended December 31, 2001. Accounts receivable decreased $124,168, or 44.5%, to $154,666 during the period as compared to an increase of $54,162 a year ago. The decrease in accounts receivable was attributable to lower oil and gas revenues as a result of lower oil and gas prices received during the period. Accounts payable increased $203,769, or 168%, to $325,233 during the period versus a decrease of $970,569, or 68%, during the same period a year ago. The increase in payables reflects the Company's liquidity problems during this period of lower oil and gas prices. Accrued liabilities decreased $26,628, or 21%, to $98,179 versus an increase of $20,093 in 2000. Accounts payable related party decreased $26,397, or 100%, as the Company, through overhead charges, repaid the advances from an affiliated Company. The Company, as a result of the overhead charges, now has a receivable of $6,003. The Company has billed approximately $16,200 per quarter for overhead and personnel.

Net cash provided from investing activities was $285,825 for the six months ended December 31, 2001, versus cash used of $727,647 for the same period in 2000. The increase of $1,013,472 resulted from the sale of shares of VP Common Stock during the period, which generated $360,921 in proceeds and lower capital expenditures. The Company recognized a loss of $220,531 on the sales. Capital expenditures for the period ended December 31, 2001 of $75,096 included $2,600 for office equipment, $3,300 for equipment on the Greens Canyon 29-2 well in Wyoming, approximately $47,800 for continued development of various coalbed methane wells in Wyoming, and $22,500 for well equipment on the Pierce Unit in Wyoming.

Cash used by financing activities totaled $176,000 for the six months ended December 31, 2001 versus cash provided of $1,384,500 a year ago.
The Company made $526,000 in principal payments to Wells Fargo Bank pursuant to the line of credit agreement of May 2001. Due to the reduction in oil and gas revenues during the first half of fiscal 2002 from levels realized in the third and fourth quarters of fiscal 2001, the Company was advanced $350,000 from Victoria Petroleum, NL, an affiliated company ("VP"), to provide additional working capital. The Company and VP do not have a formal agreement currently in place regarding this advance. The Company anticipates making interest only payments on the advance at a market rate of interest until such time as the Company can increase its cash flow to repay the advances. The Company and VP are currently discussing a formalization of the terms of repayment of this advance.

                           RESULTS OF OPERATIONS

The Company reported a loss of ($514,490), or 7 cents per share, for the three month period ended December 31, 2001. This compares with a loss of $65,244, or 1 cent per share, for the same period a year ago. The higher loss in the current period is the result of lower oil and gas revenues from year ago levels and the loss on the sale of available securities incurred during the quarter.

The Company's revenues for the three months ended December 31, 2001 were $6,378 compared to $462,044 during the same period of 2000, a decrease of $455,666. Excluding the loss on sale of securities, total revenues were $232,898 as compared to $462,044 a year ago. The decrease in revenues was a result of lower oil and gas revenues. Revenues from oil and gas sales were $214,219 for the three months ended December 31, 2001, a decrease of $226,371, or 51%, as compared to $440,590 for the same period in 2000.
The decrease in oil and gas revenues is attributable to lower oil and gas prices as compared to a year ago. Other income for the three months ended December 31, 2001 decreased $2,693, or 13%, to $18,663 from $21,356 in the same period a year ago. Other income represents overhead charged to a related party for use of the Company's office space and personnel. The Company recorded a loss of $226,520 on sale of securities as a result of the sale of shares of VP Common Stock during the quarter. See Note 2 to the financial statements.

The Company's total revenues for the six month period ended December 31, 2001 were $411,783 as compared to $831,604 during the same period in 2000, a decrease of $419,821, or 50%. Excluding loss on sale of securities of $220,531, total revenues decreased $199,290 to $632,314 from year ago levels. Revenue from oil and gas sales was $567,712 for the six months ended December 31, 2001, a decrease of $225,558, or 28%, as compared to sales of $793,270 a year ago. The decrease in oil and gas sales was attributable to significantly lower oil and gas prices despite higher gas production from the Greens Canyon properties and the two Turner wells completed last year. Other income increased $26,604, or 74%, to $62,532 versus $35,928 a year ago. This increase was attributable to the sale of tubing on the McEntire lease in Kansas for $24,900. As noted above, the Company also recorded a loss on the sale of available securities of $220,531, which resulted from the sale of shares of VP Common Stock during the period.

The Company's total expenses for the second quarter ended December 31, 2001 decreased $6,420, or 1%, to $520,868 as compared to $527,288 a year ago. The decrease in overall expenses is primarily due to lower general and administrative expenses incurred during the quarter versus a year ago, offset by interest charges on the Company's line of credit.

Total expenses for the six months ended December 31, 2001 increased $200,765, or 21%, to $1,166,140 versus $965,375 a year ago. The increase in overall expenses is a result of higher production, exploration, and interest expense despite lower general and administrative expenses.

Production and operating expenses for the three month period decreased $12,971, or 7%, to $169,698 versus $182,669 for the same period a year ago. The decrease in operating expenses for the period was not related to any specific property, but lower production taxes were incurred as a result of lower oil and gas revenues.

For the six months ended December 31, 2001, production and operating expenses rose $86,183, or 28%, to $390,893 as compared to $304,710 a year ago. The increase in production and operating expenses was primarily due to higher lease operating expenses on various wells, including the Burditt, Cab Hughes, Pierce Unit, Grady Unit, Kaye Unit, Wagenson Waterflood, and the Turner 1-23 and 3-14 wells. These wells had lower lease operating expense in the year ago period for various reasons. In particular, the Pierce and Kaye Units were shut in a year ago and the Turner wells and the Wagenson Waterflood did not yet exist.

Exploration expenses for the quarter ended December 31, 2001 increased $38,674, or 134%, to $67,632 from $28,958 a year ago. The increase in costs incurred for the quarter reflect delay rentals paid to maintain leasehold interests and higher engineering costs.

For the six months ended December 31, 2001, exploration expenses increased $57,716, or 102%, to $114,164 versus $56,448 a year ago. The increase in exploration expenses is a result of higher engineering and geological and geophysical costs.

Dry holes, abandoned and impaired properties expense for the second quarter was $1,492, which reflected the write-off of several leases no longer held by the Company.

Dry holes, abandoned and impaired properties expense for the six months ended December 31, 2001 was $29,209, which reflects the abandonment costs incurred on the McEntire lease in Kansas of $27,717. These costs were largely offset by the sale of tubing on the lease of $24,900 as noted above.

Depletion expense for the three months ended December 31, 2001 was $59,208 versus $36,066 a year ago.
Depletion expense for the six months ended December 31, 2001 was $117,775
versus $67,302 a year ago.    The increase in depletion for both the three
and six month periods ending December 31, 2001 is attributable to higher capitalized costs on the Greens Canyon and Turner wells.

General and administrative costs for the three months ended December 31, 2001 decreased $51,380, or 21%, to $197,604 as compared to $248,984 for the same period a year ago. The decrease in expenses was not attributable to any particular expense category, but reflects the Company's commitment to reduce expenses during this period of lower oil and gas revenues.

The Company's general and administrative expenses for the six months ended December 31, 2001 decreased $47,707, or 10%, to $450,305 from $498,012.

Interest expense for the three month period ended December 31, 2001 decreased $5,377, or 18%, to $25,234 from $30,611 a year ago. The decrease is attributable to lower interest rates being charged the Company on approximately the same loan balance.

For the six months ended December 31, 2001, interest expense rose $24,891 to $63,794 from $38,903 a year ago. The increase reflects a higher loan balance during this six month period versus a year ago notwithstanding the impact of generally lower interest rates.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Until fiscal 2000, the Company did not invest in or hold market risk sensitive or interest rate sensitive instruments and the only currency exchange rate risk borne by the Company stemmed from the Company's obligations to fund its international drilling in Australian dollars. As of December 31, 2001, the Company owns shares of Victoria Petroleum, NL
(VP) Common Stock. The investment in VP Common Stock is classified as available-for-sale. Net unrealized gains and losses on the investment are recorded to other comprehensive income or loss. The VP shares are traded publicly on the Australian stock exchange and the price for which the Company could sell its VP shares, which are quoted in prices denominated in Australian dollars, could be higher or lower than the Company's cost. The Company no longer has currency exchange risk relating to its own operations, as it no longer participates in international drilling.

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

                       PART II     OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS
                    Not applicable

ITEM 2.             CHANGES IN SECURITIES
                              Not applicable

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
                    Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS At the Company's annual meeting of shareholders on
          December 6, 2001, in Denver, Colorado, the Company's shareholders elected Barry D. Lasker, Timothy L. Hoops, Robert
          J. Pett, Kenneth W. Nickerson, John T. Kopcheff, Mark A. E. Syropoulo and Neil T. MacLachlan to the Company's Board of Directors. The shareholders also approved KPMG LLP as the Company's independent certified public accountants and auditors for the year ending June 30, 2002, and an amendment to the Company's stock option plan to increase the number of shares reserved under the plan to 2,233,000 from 1,850,000.

                    There were 7,700,200 shares of the Company's Common Stock issued and outstanding, of which 7,700,200 were entitled to vote at the meeting. Of that number, 3,943,548 were present in person or by proxy at the meeting. With respect to the election of directors, the votes were as follows: Mr. Lasker - 3,939,928 in favor, 3,620 withheld; Mr. Hoops - 3,939,888 in favor, 3,620 withheld; Mr. Pett - 3,939,928 in favor, 3,620 withheld; Mr. Kopcheff - 3,939,928 in favor, 3,620 withheld; Mr. Nickerson - 3,939,928 in favor, 3,620 withheld; Mr. Syropoulo - 3,939,928 in favor, 3,620 withheld; and Mr. MacLachlan - 3,939,928 in favor, 3,620 withheld. The selection of KPMG LLP received a vote of 3,941,118 shares for, 810 against and 1,620 abstaining. The amendment to the stock option plan was approved, with 3,889,700 shares for, 51,886 against and 1,962 abstaining. Abstentions and broker non-votes were counted for purposes of establishing a quorum only. Only those votes cast for the election of directors and the other proposals were counted as voted in favor or affirmative votes.

ITEM 5.             OTHER INFORMATION
                    Not applicable

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K
                    (a)  Exhibits
                         10.1 Stock Option Plan as of December 6, 2001 *10.2 Wells Fargo Term Loan Agreement
                    (b)  Reports on Form 8-K
                         A report on Form 8-K dated December 6, 2001 under Item 9 was filed with the Commission on December 7, 2001.

* To be filed by amendment




                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   KESTREL ENERGY, INC.
                                   (Registrant)


Date:  February 19, 2002           /s/BARRY D. LASKER
                                   Barry D. Lasker
                                   President, Principal Executive Officer,
                                   and Director

Date:  February 19, 2002           /s/MARK A. BOATRIGHT
                                   Mark A. Boatright
                                   Vice President - Finance,
                                   Principal Financial and Accounting
                                    Officer