Form 10-Q/A
period 2001-12-31
KESTREL ENERGY INC
filed 2002-03-04
CIK 312842

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


                          PART II. OTHER INFORMATION

      The Registrant hereby amends this Item 6 to file Exhibit 10.2 which was not available for the initial filing.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                        (a)   Exhibits
                              *10.1 Stock Option Plan as of December 6, 2001
                              10.2 Wells Fargo Term Loan Agreement dated
                              November 29, 2001
                        (b)   Reports on Form 8-K
                              A report on Form 8-K dated December 6, 2001 under Item 9 was filed with the Commission on December 7, 2001.

* Previously filed


                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          KESTREL ENERGY, INC.
                                          (Registrant)


Date:  February 27, 2002                  /s/Barry D. Lasker
                                          Barry D. Lasker
                                          President,    Principal    Executive
Officer,
                                          and Director

Date:  February 27, 2002                  /s/Mark A. Boatright
                                          Mark A. Boatright
                                          Vice President - Finance,
                                          Principal Financial and Accounting
                                           Officer