Form 10-Q
period 2002-03-31
KESTREL ENERGY INC
filed 2002-05-15
CIK 312842

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                      For the period ended MARCH 31, 2002

                                       or

[ ]  Transition  Report  Pursuant  to  Section  13 or 15(d) of the  Securities
     Exchange Act of 1934 For the transition period from                to
                                                         --------------

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

                            [ ] Yes           [ ]  No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

             The number of shares outstanding of common stock, as of
                           March 31, 2002: 8,235,200

                             KESTREL ENERGY, INC.


                   INDEX TO UNAUDITED FINANCIAL STATEMENTS


                                                                                     PAGE

PART I.     FINANCIAL INFORMATION


    ITEM 1. Financial Statements

            Balance Sheets as of March 31, 2002 and June 30, 2001, unaudited            3

            Statements of Operations for the Three Months and Nine Months Ended
            March 31, 2002 and 2001, unaudited                                          4

            Statements of Cash Flows for the Nine Months Ended
            March 31, 2002 and 2001, unaudited                                          5

            Notes to Financial Statements, unaudited                                    6


    ITEM 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                   6-9


    ITEM 3. Quantitative and Qualitative Disclosures About Market Risk                  9


PART II.    OTHER INFORMATION

    ITEM 1. Legal Proceedings                                                           10

    ITEM 2. Changes in Securities                                                       10

    ITEM 3. Defaults Upon Senior Securities                                             10

    ITEM 4. Submission of Matters to a Vote of Security Holders                         10

    ITEM 5. Other Information                                                           10

    ITEM 6. Exhibits and Reports of Form 8-K                                            10

    Signatures                                                                          11

                          PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements
KESTREL ENERGY, INC.
BALANCE SHEETS AS OF MARCH 31, 2002
AND JUNE 30, 2001
(Unaudited)
                                                    March 31,        June 30,
ASSETS                                                2002              2001
------------------------------------------      ---------------   --------------
CURRENT ASSETS:
  Cash and cash equivalents                     $     60,424      $    119,025
  Accounts receivable                                149,799           278,834
  Due from related party                              21,303                 -
  Other assets                                             -             5,957
    Investment in related party                      570,953         2,130,178
                                                ---------------   --------------
      Total current assets                           802,479         2,533,994
                                                ---------------   --------------

PROPERTY AND EQUIPMENT, AT COST:
  Oil and gas properties, successful efforts
    method of accounting:
      Unproved                                       215,892           217,941
      Proved                                      12,321,518        12,398,775
  Pipeline and facilities                            807,851           807,851
  Furniture and equipment                            147,855           143,724
                                                ---------------   --------------
                                                  13,493,116        13,568,291
  Accumulated depreciation and depletion          (3,216,643)       (3,190,983)
                                                ---------------   --------------
      Net property and equipment                  10,276,473        10,377,308
                                                ---------------   --------------

                                                $ 11,078,952      $ 12,911,302
                                                ===============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------
CURRENT LIABILITIES:
  Accounts payable:
   Trade                                        $    324,626      $    121,464
   Related party                                           -            26,397
  Accrued liabilities                                 96,058           124,808
  Line of credit, bank                               976,000         1,882,000
  Advance from related party                          97,940                 -
  Note Payable, Other                                255,382                 -
                                                ---------------   --------------
      Total current liabilities                    1,750,006         2,154,669
                                                ---------------   --------------

STOCKHOLDERS' EQUITY:
  Preferred Stock, $1 par value;
   1,000,000 shares authorized, none issued                -                 -
  Common Stock, no par value; 20,000,000
    shares authorized, 8,235,200 and
    7,700,200 issued and outstanding at
    March 31, 2002 and June 30, 2001,
    respectively                                  19,452,023        19,073,023
  Accumulated deficit                             (9,536,969)       (8,342,821)
  Accumulated other comprehensive (loss) income     (586,108)           26,431
                                                ---------------   --------------
      Total stockholders' equity                   9,328,946        10,756,633
                                                ---------------   --------------

                                                $ 11,078,952      $ 12,911,302
                                                ===============   ==============

               See accompanying notes to financial statements.

KESTREL ENERGY, INC.
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH, 2002 AND 2001
(Unaudited)


                                                        Three months ended               Nine months ended
                                                             March 31,                         March 31,
                                                        2002             2001            2002             2001
                                                    -----------      -----------      -----------      -----------
REVENUE:
  Oil and gas sales                                 $   185,013      $   871,761      $   752,725      $ 1,665,031
  Interest                                                  -                275            2,069            2,681
  Other income                                           28,535           15,037           91,067           50,965
  Gain on sale of property                                2,258            7,972            2,258            7,972
  Loss on sale of available-for-sale securities        (183,417)             -           (403,947)             -

     TOTAL REVENUES                                      32,389          895,045          444,172        1,726,649
                                                    -----------      -----------      -----------      -----------


COSTS AND EXPENSES:
  Production and operating expenses                     144,956          301,484          535,849          606,195
  Exploration expenses                                   24,088           30,485          138,252           86,933
  Dry holes, abandoned and impaired properties              -                -             29,209              -
  Depreciation and depletion                             59,312           37,658          177,087          104,959
  General and administrative                            209,147          196,599          659,452          694,611
  Interest expense                                       34,678           27,533           98,471           66,436
                                                    -----------      -----------      -----------      -----------
      TOTAL COSTS AND EXPENSES                          472,181          594,759        1,638,320        1,559,134
                                                    -----------      -----------      -----------      -----------

      NET INCOME (LOSS)                             $  (439,792)     $   301,286      $(1,194,148)     $   167,515
                                                    -----------      -----------      -----------      -----------

  Other comprehensive loss -
   unrealized loss from available-for-sale
   securities                                           (20,369)        (165,000)        (586,108)        (727,500)
                                                    -----------      -----------      -----------      -----------

  Comprehensive income (loss)                          (460,161)         136,286       (1,780,256)        (559,985)


      BASIC AND DILUTED LOSS PER
      COMMON SHARE                                  $      (.06)     $       .04      $      (.23)     $       .02
                                                    ===========      ===========      ===========      ===========


      WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING                              7,718,034        7,680,000        7,705,879        7,680,000
                                                    ===========      ===========      ===========      ===========


               See accompanying notes to financial statements.

KESTREL ENERGY, INC.
STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001 (Unaudited)


                                                       2002              2001
                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                  $(1,194,148)     $   167,515

Adjustments to reconcile net loss to net cash used in operating activities:

Dry holes, abandoned and impaired properties             2,050              -
Loss on sale of available-for-sale securities          403,947              -
Depreciation and depletion                             177,087          104,959
Non cash compensation expense                              -              3,338
Gain on sale of property and equipment, net             (2,258)          (7,972)
(Increase) decrease in accounts receivable             129,035         (158,955)
(Increase) decrease in due from related party          (21,303)             524
(Increase) decrease in other current assets              5,957            6,904
Increase (decrease) in accounts payable, trade         203,162         (931,256)
Increase (decrease) in accounts payable,
  related party                                        (26,397)          11,216
Increase (decrease) in accrued liabilities             (28,750)          31,926
                                                   -----------      -----------

      Net cash used in operating activities           (351,618)        (771,801)
                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures/acquisition of properties         (78,302)      (1,200,854)
Proceeds from sale of securities                       544,997            7,972
                                                   -----------      -----------

      Net cash provided by (used in)
        investing activities                           466,695       (1,192,882)
                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock                 379,000              -
Advance from related party                              97,940              -
Net borrowings (payments) on line of credit           (906,000)       1,859,500
Proceeds from issuance of short-term debt              255,382              -
                                                   -----------      -----------

      Net cash provided by (used in)
        financing activities                          (173,678)       1,859,500
                                                   -----------      -----------
Net decrease in cash and cash equivalents              (58,601)        (105,183)

Cash and cash equivalents at the beginning
  of the period                                        119,025          502,033
                                                   -----------      -----------
Cash and cash equivalents at the end of
  the period                                       $    60,424      $   396,851
                                                   ===========      ===========
Cash paid for interest                             $   107,356      $    77,618
                                                   ===========      ===========


               See accompanying notes to financial statements.

KESTREL ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation

      These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

      In the opinion of management, the accompanying interim unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of March 31, 2002, the results of operations for the periods shown in the statements of operations, and the cash flows for the periods shown in the statements of cash flows. All adjustments made are of a normal recurring nature.

2.    Investment in Related Party

      The investment in Victoria Petroleum, NL ("VP") Common Stock is classified as available-for-sale. Net unrealized gains and losses on the investment are recorded to Other Comprehensive Income or Loss. At March 31, 2002, the unrealized loss on the investment was $586,108. As of June 30, 2001, there was an unrealized gain on the investment of $26,431. The Company has sold 32,400,000 shares since June 30, 2001, which resulted in cash proceeds of $542,739 and a loss on sale of $403,947. As of March 31, 2002, the Company owns 39,600,000 shares of VP.

3.    Line of Credit

      On February 21, 2000, the Company entered into a Line of Credit agreement with Wells Fargo Bank West N.A., which provided the Company a borrowing base of $600,000 with interest at Wells Fargo prime rate plus 2.5%. On September 27, 2000, the Company and Wells Fargo amended the Line of Credit Agreement to provide the Company a borrowing base of $2,000,000 and reduced the interest rate to 1.5% over prime. On May 31, 2001, Wells Fargo reduced the borrowing base to $1,400,000. As a result of the reduction to the borrowing base, the Company was required to make scheduled principal payments to reduce the amount outstanding to $1,400,000 by October 31, 2001, the maturity date of the line of credit. The line of credit is secured by Deeds of Trust on various oil and gas producing properties held by the Company. The Company reduced the outstanding balance to $1,396,000 by October 31, 2001. The Company finalized the restructuring of the line of credit with Wells Fargo in November 2001, which calls for principal payments of $1,340,000 by October 31, 2002. As of March 31, 2002, $976,000
      was outstanding on the line of credit.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had a working capital deficit of $1,518,480. This compares to the Company's working capital deficit of $1,750,853 as of June 30, 2001. The decrease in working capital deficit of $232,373 was a result of proceeds from the sale of securities, collection of accounts receivable and an increase in trade accounts payable offset by the loss from operations. The Company was required to pay Wells Fargo Bank $906,000 in principal payments on the line of credit during the period, which the Company funded in part by borrowing $97,940 from Victoria Petroleum, NL, an affiliated company ("VP"), and $255,382 a non-affiliated party. In March 2002 the Company issued 515,000 shares of stock a related party in exchange for previously recorded advances, plus accrued interest of $365,000. In order for the Company to fund its working capital deficit, possible steps could include the sale of securities, sale of non-core oil and gas properties, sale of shares of the Company's common stock, and a reduction of general and administrative expenses.

Net cash used by operating activities was $351,618 for the nine months ended March 31, 2002, a decrease of $420,183 over cash used by operations of $771,801 for the same period in 2001. A year ago, the Company used its available cash resources to pay existing accounts payable which accounts for the decrease in cash used for the nine month period ended March 31, 2001. Accounts receivable decreased $129,035, or 46.3%, to $149,799 during the period as compared to an increase of $158,955 a year ago. The decrease in accounts receivable was attributable to lower oil and gas revenues as a result of lower oil and gas prices received during the period. Accounts payable increased $203,162, or 167%, to $324,626 during the period versus a decrease of $931,256, or 65%, during the same period a year ago. The increase in payables reflects the Company's liquidity problems during this period of lower oil and gas prices. Accrued liabilities decreased $28,750, or 23%, to $96,058 versus an increase of $31,926 in 2001. Accounts payable related party decreased $26,397, or 100%, as the Company, through overhead charges, repaid the advances from an affiliated Company. The Company, as a result of the overhead charges, now has a receivable of $21,303. The Company billed $15,300 this quarter for overhead and personnel and approximately $16,000 per quarter for the previous two quarters.

Net cash provided from investing activities was $466,695 for the nine months ended March 31, 2002, versus cash used of $1,192,882 for the same period in 2001. The increase of $1,659,577 resulted primarily from the sale of 32,400,000 shares of VP Common Stock during the period, which generated $542,739 in proceeds from which the Company recognized a loss of $403,947 on the sales. The Company also realized proceeds of $2,258 on the sale of the Oklahoma Land and Cattle well in Oklahoma. Capital expenditures for the period ended March 31, 2002 of $78,302 included $4,100 for office equipment, $3,900 for equipment on the Greens Canyon 29-2 well in Wyoming, approximately $47,800 for continued development of various coalbed methane wells in Wyoming, and $22,500 for well equipment on the Pierce Unit in Wyoming.

Cash used by financing activities totaled $173,678 for the nine months ended March 31, 2002 versus cash provided of $1,859,500 a year ago. The Company made $906,000 in principal payments to Wells Fargo Bank pursuant to the line of credit agreement of May 2001. During the fiscal third quarter the Company issued 515,000 shares of stock to a related party in exchange for previously recorded advances and accrued interest of $365,000 by Victoria Petroleum, N.L., an affiliated company ("VP"), which had transferred the debt to the related party. The Company also issued 20,000 shares of stock to an office for $14,000 and was advanced another $97,940 from VP. The Company also borrowed $255,382 from a non-affiliated party for working capital, which is scheduled to be repaid with interest on May 15, 2002.

                              RESULTS OF OPERATIONS

          THREE MONTH PERIOD ENDED MARCH 31, 2002 AND MARCH 31, 2001

The Company reported a loss of $439,792 or 6 cents per share, for the three month period ended March 31, 2002. This compares with income of $301,286, or 4 cents per share, for the same period a year ago. The loss in the current period is the result of the loss on the sale of available securities incurred during the quarter which accounted for $183,417 of the Company's loss and significantly lower oil and gas revenues from year ago levels.

The Company's revenues for the three months ended March 31, 2002 were $32,389 compared to $895,045 during the same period of 2001, a decrease of $862,656. Excluding the gain on sale of property and loss on sale of securities, total revenues were $213,548 as compared to $887,073 a year ago. The decrease in revenues was a result of lower oil and gas revenues. Revenues from oil and gas sales were $185,013 for the three months ended March 31, 2002, a decrease of $686,748, or 79%, as compared to $871,761 for the same period in 2001. The decrease in oil and gas revenues is attributable to lower oil and gas prices as compared to a year ago and lower volumes from the Turner 3-14 and 1-23 wells which were completed in November and December 2000. Other income for the three months ended March 31, 2002 increased $13,498, or 90%, to $28,535 from $15,037 in the same period a year ago. Other income represents overhead charged to a related party for use of the Company's office space and personnel. Also included in this figure for the three months ended March 31, 2002 is a $10,000 Joint Interest Billing refund on workover expenses. The Company recorded a loss of $183,417 on sale of securities as a result of the sale of 12,500,00 shares of VP Common Stock during the quarter. See Note 2 to the financial statements.

The Company's total expenses for the third quarter ended March 31, 2002 decreased $122,578, or 21%, to $472,181 as compared to $594,759 a year ago. The decrease in overall expenses is primarily due to lower production and operating expenses incurred during the quarter versus a year ago, offset by interest charges on the Company's line of credit.

Production and operating expenses for the three month period decreased $156,528, or 52%, to $144,956 versus $301,484 for the same period a year ago. The decrease in operating expenses for the period was due to lack of workover costs experienced on the Pierce and Burditt properties which approximated $100,000 in the third quarter of 2001.

Exploration expenses for the quarter ended March 31, 2002 decreased $6,397, or 21%, to $24,088 from $30,485 a year ago. The decrease in costs incurred for the quarter is a result of lower engineering and geological and geophysical costs.

No expense for dry holes, abandoned or impaired properties was recorded for the three months ended March 31, 2002.

Depletion expense for the three months ended March 31, 2002 was $59,312 versus $37,658 a year ago.

General and administrative costs for the three months ended March 31, 2002 increased $12,548, or 6%, to $209,147 as compared to $196,599 for the same period a year ago. The increase in expenses was attributable to higher contract service, accounting and travel expenses.

Interest expense for the three month period ended March 31, 2002 increased $7,145, or 26%, to $34,678 from $27,533 a year ago. The increase is attributable to payment of $15,000 in interest expense to Victoria Petroleum, NL (VP), offset by a significantly lower loan balance at Wells Fargo Bank.

          NINE MONTH PERIODS ENDED MARCH 31, 2002 AND MARCH 31, 2001
          ----------------------------------------------------------

The Company's total revenues for the nine month period ended March 31, 2002 were $444,172 as compared to $1,726,649 during the same period in 2001, a decrease of $1,282,477, or 74%. Excluding the gain on sale of property and loss on sale of securities of $401,689, total revenues decreased $872,816 to $845,861 from year ago levels. Revenue from oil and gas sales was $752,725 for the nine months ended March 31, 2002, a decrease of $912,306, or 55%, as compared to sales of $1,665,031 a year ago. The decrease in oil and gas sales was attributable to significantly lower oil and gas prices and volumes. Other income increased $40,102, or 79%, to $91,067 versus $50,965 a year ago. This increase was attributable to the sale of tubing on the McEntire lease in Kansas for $24,900, and $10,000 from a joint interest billing refund. As noted above, the Company also recorded a loss on the sale of available securities of $403,947, which resulted from the sale of 32,400,00 shares of VP Common Stock during the period.

Total expenses for the nine months ended March 31, 2002 increased $79,186, or 5%, to $1,638,320 versus $1,559,134 a year ago. The increase in overall expenses is a result of higher exploration and interest expense as well as much higher depreciation and depletion despite lower general and administrative expenses.

For the nine months ended March 31, 2002, production and operating expenses decreased $70,346, or 12%, to $535,849 as compared to $606,195 a year ago. The decrease in production and operating expenses was primarily due to lower production taxes and workover expenses.

For the nine months ended March 31, 2002, exploration expenses increased $51,319, or 59%, to $138,252 versus $86,933 a year ago. The increase in exploration expenses reflect delay rentals paid to maintain leasehold interests and higher engineering costs.

Dry holes, abandoned and impaired properties expense for the nine months ended March 31, 2002 was $29,209, which reflects the abandonment costs incurred on the McEntire lease in Kansas of $27,717. These costs were largely offset by the sale of tubing on the lease of $24,900 as noted above.

Depletion expense for the nine months ended March 31, 2002 was $177,087 versus $104,959 a year ago. The increase in depletion for both the three and nine month periods ending March 31, 2002 is attributable to higher capitalized costs on the Greens Canyon and Turner wells.

The Company's general and administrative expenses for the nine months ended March 31, 2002 decreased $35,159, or 5%, to $659,452 from $694,611. The decrease in expenses was not attributable to any particular expense category, but reflects the Company's commitment to reduce expenses during this period of lower oil and gas revenues.

For the nine months ended March 31, 2002, interest expense rose $32,035 to $98,471 from $66,436 a year ago. The increase reflects a higher loan balance during this nine month period versus a year ago notwithstanding the impact of generally lower interest rates.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.


Until fiscal 2000, the Company did not invest in or hold market risk sensitive or interest rate sensitive instruments and the only currency exchange rate risk borne by the Company stemmed from the Company's obligations to fund its international drilling in Australian dollars. As of March 31, 2002, the Company owns 39,600,000 shares of Victoria Petroleum, N.L. ("VP") Common Stock. The investment in VP Common Stock is classified as available-for-sale. Net unrealized gains and losses on the investment are recorded to other comprehensive income or loss. The VP shares are traded publicly on the Australian stock exchange and the price for which the Company could sell its VP shares, which are quoted in prices denominated in Australian dollars, could be higher or lower than the Company's cost. The Company no longer has currency exchange risk relating to its own operations, as it no longer participates in international drilling.

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

                            PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
                  Not applicable

ITEM 2.   CHANGES IN SECURITIES
         The Board of Directors of the Company previously declared a dividend distribution of 10 Warrants for every 100 issued and outstanding shares of the Company's Common Stock owned by each shareholder of record at the close of business on February 4, 2000, each Warrant representing the right to purchase one share of Common Stock at $3.125 per share until February 4, 2001 (the "Public Warrant"). January 4, 2001, the Board agreed to extend the Public Warrant exercise period from February 4, 2001 to February 4, 2002 and to reduce the exercise price to $2.50. On January 24, 2002, the Board again agreed to extend the Public Warrant exercise period from February 4, 2002 to March 10, 2003 and to reduce the exercise price from to $1.25.

         The Company filed a registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission on March 10, 2000. The Form S-3 registered the subsequent resale of the Public Warrants and the sale of the shares of Common Stock underlying the Public Warrants. The Public Warrants will now expire on March 10, 2003, unless earlier redeemed by the Company.

         On January 10, 2002, the Company began a private placement offering (the "Offering") of up to 2,000,000 units consisting of one share of the Company's no par value Common Stock and one warrant (the "Private Warrant") to purchase one share of Common Stock exercisable at $1.25 per share (the "Unit"). As part of the Offering, on March 28, 2002, the Company issued 515,000 Units to a related party in exchange for previously recorded advances and accrued interest of $365,000 by Victoria Petroleum, N.L., an affiliated company, which had transferred the debt to the related party. 20,000 Units were also sold to an officer of the Company for $14,000. The Offering closed on April 26, 2002, with a total of 1,460,000 Units sold for aggregate gross proceeds of $1,022,000 to ten persons, including the two affiliates. The offer and sale of the Units were exempt from registration under Sections 4(2) and 4(6) of the Securities Act of 1933 and Rules 505 and 506 of Regulation D adopted under the Act, as well as exemptions under various state securities laws, for sales to accredited U.S. purchasers, and under Regulation S of the Act for the sales to qualified non-U.S. purchasers. None of the shares of Common Stock, Private Warrants or the shares of Common Stock underlying the Private Warrants have been registered.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
                        Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        Not applicable

ITEM 5.   OTHER INFORMATION
                        Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
                        (a)     Exhibits
                                10.1 Stock Option Plan as of December 6, 2001
                                10.2 Wells Fargo Term Loan Agreement
                        (b)     Reports on Form 8-K
                                A report on Form 8-K dated December 6, 2001 under Item 9 was filed with the Commission on December 7, 2001.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          KESTREL ENERGY, INC.
                                          ------------------------------------
                                          (Registrant)


Date:     MAY 15, 2002                    /S/BARRY D. LASKER
     ------------------------             ------------------------------------
                                          Barry D. Lasker
                                          President, Chief Executive Officer,
                                          Principal Financial Officer and
                                          Director