Form 10-Q/A
period 2002-03-31
KESTREL ENERGY INC
filed 2002-08-29
CIK 312842

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                      For the period ended MARCH 31, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________ to _____________


                         Commission File Number: 0-9261

                              KESTREL ENERGY, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

               COLORADO                                84-0772451
  ---------------------------------        ------------------------------------
  (State of other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

999 18TH STREET, SUITE 2490, DENVER, CO                  80202
---------------------------------------    ------------------------------------
(Address of principal executive offices)               (Zip Code)

                                 (303) 295-0344
                      ------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            |X| Yes         |_| No


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

   The number of shares outstanding of common stock, as of March 31, 2002:
                                     8,235,200
                                     ---------

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A revises the first and fourth paragraphs of Liquidity and Capital Resources of Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION in PART I FINANCIAL INFORMATION. Other than this Amendment, Item 2. remains in the same form as initially filed.

This Amendment No. 1 on Form 10-Q/A also revises the third paragraph of Item
2. CHANGES IN SECURITIES in PART II OTHER INFORMATION. Other than this Amendment, Item 2. remains in the same form as initially filed.

Other than the above referenced changes, the Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2002, remains the same. In order to preserve the nature and character of the disclosures as of May 15, 2002, no attempt has been made in this Amendment No. 1 to modify or update such disclosures for events which occurred subsequent to the original filing.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had a working capital deficit of $947,527. This compares to the Company's working capital of $379,325 as of June 30, 2001. The decrease in working capital of $1,326,852 was a result of the loss from operations offset by proceeds from the sale of securities, collection of accounts receivable and an increase in trade accounts payable. The Company was required to pay Wells Fargo Bank $906,000 in principal payments on the line of credit during the period, which the Company funded in part by borrowing $97,940 from Victoria Petroleum, NL, an affiliated company ("VP"), and $255,382 a non-affiliated party. In March 2002 the Company issued 515,000 shares of stock a related party in exchange for previously recorded advances, plus accrued interest of $360,500. In order for the Company to fund its working capital deficit, possible steps could include the sale of securities, sale of non-core oil and gas properties, sale of shares of the Company's common stock, and a reduction of general and administrative expenses.

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

Cash used by financing activities totaled $173,678 for the nine months ended March 31, 2002 versus cash provided of $1,859,500 a year ago. The Company made $906,000 in principal payments to Wells Fargo Bank pursuant to the line of credit agreement of May 2001. During the fiscal third quarter the Company issued 515,000 shares of stock to a related party in exchange for previously recorded advances and accrued interest of $360,500 by Victoria Petroleum, N.L., an affiliated company ("VP"), which had transferred the debt to the related party. The Company also issued 20,000 shares of stock to an office for $14,000 and was advanced another $97,940 from VP. The Company also borrowed $255,382 from a non-affiliated party for working capital, which is scheduled to be repaid with interest on May 15, 2002.

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

         On January 10, 2002, the Company began a private placement offering (the "Offering") of up to 2,000,000 units consisting of one share of the Company's no par value Common Stock and one warrant (the "Private Warrant") to purchase one share of Common Stock exercisable at $1.25 per share (the "Unit"). As part of the Offering, on March 28, 2002, the Company issued 515,000 Units to a related party in exchange for previously recorded advances and accrued interest of $360,500 by Victoria Petroleum, N.L., an affiliated company, which had transferred the debt to the related party. 20,000 Units were also sold to an officer of the Company for $14,000. The Offering closed on April 26, 2002, with a total of 1,409,000 Units sold for aggregate gross proceeds of $986,300 to ten persons, including the two affiliates. An aggregate of $7,590 was paid in commissions to two non-affiliated persons. The offer and sale of the Units were exempt from registration under Sections 4(2) and 4(6) of the Securities Act of 1933 and Rules 505 and 506 of Regulation D adopted under the Act, as well as exemptions under various state securities laws, for sales to accredited U.S. purchasers, and under Regulation S of the Act for the sales to qualified non-U.S. purchasers. None of the shares of Common Stock, Private Warrants or the shares of Common Stock underlying the Private Warrants have been registered.

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





                                          KESTREL ENERGY, INC.
                                          ------------------------------------
                                          (Registrant)


Date:  AUGUST 22, 2002                    /S/BARRY D. LASKER
     ---------------------------          ------------------------------------
                                          Barry D. Lasker
                                          President, Chief Executive Officer,
                                          Principal Financial Officer and
                                          Director