Form 10KSB
period 2002-06-30
KESTREL ENERGY INC
filed 2002-10-15
CIK 312842

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   FORM 10-KSB

      (Mark One)
      [ X ] Annual  Report  Pursuant to Section 13 or 15(d) of the  Securities
            Exchange Act of 1934

                     For the fiscal year ended June 30, 2002 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          |X|....YES          |_|.....NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

At August 31, 2002, 9,115,200 common shares (the registrant's only class of voting stock) were outstanding. The aggregate market value of the 2,773,769 common shares of the registrant held by nonaffiliates on that date (based upon the mean of the closing bid and asked price on the NASDAQ system) was $1,164,983.

                       Documents Incorporated by Reference

Certain portions of the registrant's Proxy Statement relating to the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

TABLE OF CONTENTS

      PART I.................................................................3

      ITEM 1.  DESCRIPTION OF BUSINESS.......................................3
        General Description of Business......................................3
        Recent Activities....................................................3
        Operations and Policies..............................................4
        Risk Factors.........................................................4
        Forward-Looking Statements...........................................6
      ITEM 2.  DESCRIPTION OF PROPERTY.......................................7
        Oil and Gas Interests................................................7
        Royalty Interests Under Producing Properties.........................7
        Drilling Activities..................................................7
        Farmout Agreements...................................................8
        Oil and Gas Production, Prices and Costs.............................8
        Customers............................................................8
        Office Facilities....................................................8
      ITEM 3.  LEGAL PROCEEDINGS.............................................9
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........9


      PART II................................................................9

      ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
      MATTERS................................................................9
        Outstanding Shares of Common Stock...................................9
        Stock Price..........................................................9
        Dividend Policy.....................................................10
      ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS.............................................10
        Liquidity and Capital Resources.....................................10
        Results of Operations...............................................12
      ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................13
      ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.........................................13

      PART III..............................................................14

      ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........14
      ITEM 10.  EXECUTIVE COMPENSATION......................................14
      ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT..................................................14
      ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............14

      PART IV...............................................................14

      ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
        FORM 8-K............................................................14

      SIGNATURES............................................................17

                                       PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL DESCRIPTION OF BUSINESS

Kestrel Energy, Inc. (the "Company") was incorporated under the laws of the State of Colorado on November 1, 1978. The Company's principal business is the acquisition, either alone or with others, of interests in proved developed producing oil and gas leases, and exploratory and developmental drilling.

At June 30,2002 the Company owned oil and gas interests in the states of Louisiana, New Mexico, Oklahoma, Texas, South Dakota and Wyoming

RECENT ACTIVITIES

On February 21, 2000, the Company entered into a Line of Credit agreement with Wells Fargo Bank West N.A., which provided the Company a borrowing base of $600,000 with interest at Wells Fargo prime rate plus 2.5%. On September 27, 2000, the Company and Wells Fargo amended the Line of Credit Agreement to provide the Company a borrowing base of $2,000,000 and reduced the interest rate to 1.5% over prime. In May 2001, the Company restructured its line of credit agreement with Wells Fargo. Under the prior terms the Company had a borrowing base of $2,000,000 with interest paid monthly. The new agreement lowered the borrowing base to $1,400,000 and required the Company to reduce the principal balance on the line of credit to $1,400,000 by October 31, 2001 with interest on the outstanding balance paid monthly. The Company reduced the outstanding balance to $1,396,000 by October 31, 2001. The Company finalized the restructuring of the line of credit with Wells Fargo in November 2001, which called for principal payments of $1,340,000 by October 31, 2002. As of June 30, 2002, $516,000 was outstanding on the line of credit. The line of credit was secured by deeds of trust on various oil and gas producing properties held by us. On August 6, 2002 the Company entered into a promissory agreement with Samson Exploration N.L. and borrowed $500,000. Under the terms of the agreement the Company is required to pay interest at 12% per annum and a financing fee of 10% of the borrowed funds. The duration of the loan is 120 days and is due on December 4, 2002. The proceeds from the loan were used to retire and satisfy the outstanding debt to Wells Fargo.

In September 2001, we announced the appointment of Barry D. Lasker as President, Chief Executive Officer and Director. Mr. Lasker brings to the Company 21 years of experience in the oil and gas industry. Timothy L. Hoops, our former President and Chief Executive Officer, now serves as our operations manager, on a part-time basis and remains a Director of the Company.

In April 2002, the Company completed a private placement of 1,409,000 units at a price of $0.70 per unit. Each unit consisted of one common share and one common share purchase warrant. Each of the common share purchase warrants sold in that offering entitles the holder to acquire an additional common share of the Company at a price of $1.25 on or before March 10, 2003. The net proceeds of approximately $950,000 were used for debt consolidation and for general corporate purposes.

On April 3, 2002, the Company sold, at auction, its over-riding royalty interests in 20 wells for gross proceeds of $59,700. After expenses of $6,104 the Company received net proceeds of $53,596. On April 30, 2002, the Company sold, at auction, its interest in 16 wells within the Kinta field, Grady County, Oklahoma for gross proceeds of $170,000. After expenses of $16,748, the Company paid all net proceeds of $153,252 directly to Wells Fargo Bank, N.A. on the previously mentioned line of credit. On June 30, 2002, the Company sold its 36% working interest in the La Ward North field, Jackson County, Texas for total proceeds of $50,000. The proceeds from this sale were not received until July, 2002 but were accrued into the year ended June 30, 2002 The aggregate net proceeds of approximately $257,000 from these asset sales were used for debt consolidation and for general corporate purposes.

      By letter dated February 14, 2002, The Nasdaq Stock Market, Inc. informed the Company that it did not meet all of the requirements for continued listing on the SmallCap Market because, as of that date, the Company's stock had traded below the minimum $1.00 per share requirement for 30 consecutive trading days. The Company was provided 180 calendar days, or until August 13, 2002, to regain compliance with the minimum trading price standard. If compliance could not be achieved by that date, but the Company met the initial listing criteria for the SmallCap Market on that date, the Company would receive an additional 180 calendar day grace period to demonstrate compliance with the $1.00 per share requirement. On August 14, 2002, Nasdaq informed the Company that, even though it had not complied with the minimum $1.00 per share trading requirement by August 13, 2002, because the Company satisfied the initial listing requirements as of March 31, 2002, it was granted the additional 180 calendar day grace period, or until February 10, 2003, to regain compliance with the minimum trading price standard. While the Company's stock continues to trade on the SmallCap Market today, even if the stock price does go above $1.00 for the minimum 10 consecutive trading days before February 10, 2003 and thereby eliminates the threat of delisting, the Company cannot guarantee that its stock will continue to be traded on Nasdaq in the future. If delisting occurs, the Company's stock could be traded on the OTC Bulletin Board as long as the Company continues to file its reports with the SEC. Such a change, if it occurs, would probably reduce the liquidity of the Company's stock which, in turn, may result in a lower trading price for the stock.

OPERATIONS AND POLICIES

The Company currently is focusing its exploration, acquisition and development opportunities in areas where it has gained historical knowledge, specifically within its current project inventory. However, the acquisition, development, production and sale of oil and gas acreage are subject to many factors outside the Company's control. These factors include worldwide and domestic economic conditions; proximity to pipelines; existing oil and gas sales contracts on properties being evaluated; the supply and price of oil and gas as well as other energy forms; the regulation of prices, production, transportation and marketing by federal and state governmental authorities; and the availability of, and interest rates charged on, borrowed funds.

Historically, in attempting to acquire, explore and drill wells on oil and gas leases, the Company has often been at a competitive disadvantage since it had to compete with many companies and individuals with greater capital and financial resources and larger technical staffs. The Company has in the past sought to mitigate some of these problems by forming acquisition joint ventures with other companies. These joint ventures allow the Company access to more acquisition candidates and enable the Company to share the evaluation and other costs among the venture partners.

The Company's operations are also subject to various provisions of federal, state and local laws regarding environmental matters. The impact of these environmental laws on the Company may necessitate significant capital outlays, which may materially affect the earnings potential of the Company's oil and gas business in particular, and could cause material changes in the industry in general. The Company strongly encourages the operators of the Company's oil and gas wells to do periodic environmental assessments of potential liabilities. To date, environmental laws have not materially hindered nor adversely affected the Company's business. Please see Item 3, Legal Proceedings, however, for a discussion of potential environmental litigation involving the Company.

The Company has three full-time employees, including the Company's President, Barry D. Lasker. The Company also hires outside professional consultants to handle certain additional aspects of the Company's business. Management believes this type of contracting for professional services is the most economical and practical means for the Company to obtain such services at this time.

RISK FACTORS

WE MUST CONTINUE TO EXPAND OUR OPERATIONS

Our long term success is ultimately dependent on our ability to expand our revenue base through the acquisition of producing properties and, to a much greater extent, by successful results in our exploration efforts. We will need to continue to raise capital to make additional acquisitions and to make further investments in our current portfolio of exploration properties. We have made significant investments in exploration properties in the Western Green River Basin in Wyoming. There is no assurance that any of these acquisitions or other acquisitions will be as successful as originally projected. In fact, while we have already had some measure of success with these acquisitions, we have also had some disappointments. All of our exploration projects are subject to failure and the loss of our investment.

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

WE MUST REPLACE THE RESERVES WE PRODUCE

A substantial portion of our oil and gas properties contain proved undeveloped reserves. Successful development and production of those reserves cannot be assured. Additional drilling will be necessary in future years both to maintain production levels and to define the extent and recoverability of existing reserves. There is no assurance that our present oil and gas wells will continue to produce at current or anticipated rates of production, that development drilling will be successful, that production of oil and gas will commence when expected, that there will be favorable markets for oil and gas which may be produced in the future or that production rates achieved in early periods can be maintained.

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

OUR SUCCESS MAY BE DEPENDENT ON OUR ABILITY TO RETAIN BARRY LASKER AND BOB PETT AS KEY PERSONNEL

We believe that the oil and gas exploration and development and related management experience of our key personnel is important to our success. The active participation in the Company of our president, Barry Lasker and Robert J. Pett, our chairman is a necessity for our continued operations. We do not have any employment contracts with these individuals and we do not carry key person life insurance on their lives. We compete with bigger and better financed oil and gas exploration companies for these individuals. Our future success may depend on whether we can attract, retain and motivate highly qualified personnel. We cannot assure you that we will be able to do so.

OUR RESERVES ARE UNCERTAIN

Estimating our proved reserves involves many uncertainties, including factors beyond our control. Our annual report on Form 10-KSB for fiscal year 2002 contains estimates of our oil and natural gas reserves and the future cash flow to be realized from those reserves for fiscal years 2002, 2001 and 2000, as prepared by our independent petroleum engineers, Sproule Associates Inc. There are uncertainties inherent in estimating quantities of proved oil and natural gas reserves since petroleum engineering is not an exact science. Estimates of commercially recoverable oil and gas reserves and of the future net cash flows from them are based upon a number of variable factors and assumptions including:

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

ITEM 2.  DESCRIPTION OF PROPERTY.

OIL AND GAS INTERESTS

The following table describes the Company's leasehold interests in developed and undeveloped oil and gas acreage at June 30, 2002:

                              Total                     Total
                              -----                     -----
                      Developed Acreage (1)    Undeveloped Acreage (1)
                               (2)                       (2)
        State           Gross        Net         Gross         Net
        -----           -----        ---         -----         ---
       Louisiana           480        365            -0-         -0-
       New Mexico          240         91            320          87
       Oklahoma          1,567        451            -0-         -0-
       South Dakota        160         20            -0-         -0-
       Texas               993         13            -0-         -0-
       Wyoming          10,863      3,226         33,654      33,654
                        ------      -----         ------      ------
       TOTAL            14,303      4,166         33,974      33,741

       Canada              -0-        -0-            -0-         -0-

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

ROYALTY INTERESTS UNDER PRODUCING PROPERTIES

At June 30, 2002, the Company held overriding royalty interests ranging from 1.5% to 9.26% in 23 producing oil and gas wells located on 3,034 gross developed acres in the United States. This compares with overriding royalty interest ranging from .013% to 9.26% in 124 producing oil and gas wells located on 6,019 gross developed acres in the U.S at June 30, 2001. The net production for the royalty interests for the year ended June 30, 2002 were 329 Bbls and 640 Mcf for oil and gas respectively. The net production for the Company's royalty interests for the fiscal year ended June 30, 2001 was, 502 Bbls and 558 Mcf for oil and gas respectively.

DRILLING ACTIVITIES

The Company has not participated in drilling any wells in the year ended June 30, 2002.

Kestrel Energy, Inc. owned interests in net exploratory and net development wells for the years ended June 30, 2002, and 2001 as set forth below. This information does not include wells drilled under farmout agreements.

                                  UNITED STATES  .
                           -----------------------
                           6/30/02      6/30/01

Net Exploratory Wells: (1)
  Dry (2)                     -          -
  Productive (3)              -          -
                           -----   --------

                              -          -
                           =====   ========

Net Development Wells: (1)
  Dry (2)                     -       -
  Productive (3)              -      1.76
                           ----------------
                              -      1.76
                           ================

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

During the year ended June 30, 2002, no wells were drilled under farmout agreements.

OIL AND GAS PRODUCTION, PRICES AND COSTS

As of June 30, 2002, the Company had a royalty and/or working interest in 93 gross (3.5 net) wells that produce oil only, 36 gross (9.7 net) wells that produce gas only, and 22 (1.3 net) wells that produce both oil and gas. All wells that produced gas are connected to pipelines. As of June 30, 2001, the Company had a royalty and/or working interest in 74 gross (10.06 net) wells that produce oil only, 51 gross (11.21 net) wells that produce gas only, and 229 (6.62 net) wells that produce both oil and gas. All wells that produced gas are connected to pipelines.

For information concerning the Company's oil and gas production, estimated oil and gas reserves, and estimated future cash inflows relating to proved oil and gas reserves, see Note 8 to the consolidated financial statements included in
Item 7 of this Report. The reserve estimates for the reporting year were prepared by Sproule Associates Inc., an independent petroleum engineering firm. The Company paid Sproule Associates Inc. fees of $11,200 for the fiscal year end 2002 reserve report. The fees for the reserve reports for fiscal year end 2001 and 2000 were $13,154 and $6,979, respectively. The Company did not file any oil and gas reserve estimates with any federal authority or agency during its fiscal year ended June 30, 2002.

For the year ended June 30, 2002, the Company's average operating cost (including taxes and marketing) per barrel of oil equivalent (BOE) (converting gas to oil at 6:1) was $9.42. The average operating cost per BOE on an equivalent basis for fiscal years 2001 was $11.96. The average sales price per barrel of oil sold was $19.99 for 2002, $28.18 for 2001 and $24.78 for 2000. The average sales price per mcf of gas sold was $2.16 for 2002, $4.75 for 2001 and $2.59 for 2000.

CUSTOMERS

During fiscal year 2002, the Company had two major customers: Kaiser Francis Oil Company and Duke Energy. Sales to these customers accounted for 27% and 13%, respectfully, of oil and gas sales in 2002. The Company does not believe that it is dependent on a single customer. The Company has the option at most properties to change purchasers if conditions so warrant.

OFFICE FACILITIES

The Company's executive offices are located at 999 18th Street, Suite 2490, Denver, Colorado 80202, which is comprised of approximately 3,953 square feet, at an annual rate of $73,900. The Company's current lease obligation expires February 28, 2003. The Company also has, under sublease, approximately 781 square feet of office space located at 1502 Augusta drive, Suite 316, Houston, Texas 77057, at a monthly rate of $781. The current sublease obligation expires June 30, 2003.

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

The Company is unable to estimate the dollar amount of exposure to loss in connection with the above-referenced matter; however, the ultimate site-wide clean up costs, which could be borne by the persons or entities found to be responsible parties, have been estimated by the EPA at approximately $271.9 million.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

OUTSTANDING SHARES OF COMMON STOCK

The Company's common stock trades over-the-counter on the NASDAQ SmallCap Market under the symbol "KEST." At June 30, 2002, the Company had 9,115,200 shares outstanding. At June 30, 2002, the Company had approximately 1,323 shareholders of record, although the Company believes that there are more beneficial owners of its stock, the number of which is unknown.

STOCK PRICE

These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

      Fiscal Year June 30, 2001                       Sales Price
                                                      -----------

                                                High               Low
                                                ----               ---
      First Quarter                            $3.43              $1.38
      Second Quarter                            2.41               1.56
      Third Quarter                             2.00               1.06
      Fourth Quarter                            1.89                .75

      Fiscal Year June 30, 2002                       Sales Price
                                                      -----------
                                                High               Low
                                                ----               ---
      First Quarter                            $1.58              $0.69
      Second Quarter                            1.02               0.64
      Third Quarter                              .80               0.56
      Fourth Quarter                            1.24               0.17

DIVIDEND POLICY

While there are no covenants or other aspects of any finance agreements or bylaws that restrict the declaration or payment of cash dividends, the Company has not paid any dividends on its common stock and does not expect to do so in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      Working Capital and Cash Flows: Net working capital deficit at June 30, 2002, was $631,012 compared to a working capital deficit of $1,750,853 at June 30, 2001. The reduction in working capital of $1,119,841 resulted from issuance of stock and sales of securities in Victoria Petroleum, NL. In April 2002, the Company completed a private placement of 1,409,000 units at a price of $0.70 per unit. Each unit consisted of one common share and one common share purchase warrant. Each of the common share purchase warrants sold in that offering entitles the holder to acquire an additional common share of the Company at a price of $1.25 on or before March 10, 2003. The Company also sold 41,900,000 shares of common stock of Victoria Petroleum, NL during fiscal 2002. The common stock was acquired as part of the merger with Victoria Petroleum, NL in May of 2000. The Company received $603,824 in proceeds from the sale and recorded a loss of $561,282.

The decrease in working capital of $1,002,021 for the year ended 2001 resulted from short term borrowings on the Company's line of credit which allowed the Company to re-complete the Greens Canyon 27-3 well and to fund the drilling of two development wells in Oklahoma and six development wells in Wyoming.

Net cash used by operating activities was $444,362 for fiscal 2002 as compared to cash used by operating activities of $994,010 for fiscal 2001, a decrease of $549,648. The decrease in operating cash flows is primarily attributable to a loss on the sale of the Victoria Petroleum shares, a higher accounts payable and lower receivable position at the end of fiscal 2002. The decrease in operating cash flows for fiscal 2001 was primarily attributable to the reduction of accounts payable from fiscal 2000 levels.

Net cash provided by investing activities was $564,959 in fiscal 2002 as compared to net cash used $1,270,999 in fiscal 2001. For the year ended June 30, 2002, $92,461 was used for capital expenditures including $50,954 on completion of coalbed methane wells in Campbell County, Wyoming. A work-over was completed on the Pierce Waterflood Unit also in Campbell County, Wyoming, in the amount of $19,025. The Company also received $603,824 from the sale of 41,900,000 Victoria Petroleum, NL shares during the fiscal year ended June 30, 2002. The shares were acquired in May 2000 as part of the merger agreement between the Company and Victoria Petroleum, NL. The sale resulted in a loss of

$561,282. The unrealized gain or loss on the Company's investment in Victoria Petroleum, NL shares is recorded as Other Accumulated Comprehensive Income or Loss on the Company's balance sheet as of June 30, 2002. Proceeds from the sale of several non-core assets during the year netted the Company approximately $257,000. Of this amount, $53,596 was accounted for under Investing Activities, $153,252 was accounted for as repayment of debt and $50,000 was accrued as accounts receivable.

      Net cash used by financing activities was $183,074 for fiscal 2002 versus $1,882,000 provided by financing activities a year ago. Of the cash used during the fiscal year 2002, $1,212,748 repaid a portion of the Company's line of credit with Wells Fargo Bank. Under the terms of the agreement, the Company had a revolving line of credit with a borrowing base of $1,400,000. The Company restructured the line of credit with Wells Fargo Bank in November 2001, which required the Company to make scheduled principal payments to reduce the amount outstanding by $1,400,000 by the October 31, 2002 due date with interest on the outstanding balance paid monthly. The Company reduced the outstanding balance to $1,396,000 by October 31, 2001. The Company finalized the restructuring of the line of credit with Wells Fargo in November 2001, which called for principal payments of $1,340,000 by October 31, 2002. As of June 30, 2002, $516,000 was
outstanding on the line of credit. In April 2002, the Company closed one private offering of 1,409,000 units of its common stock at $0.70 per unit. Each unit consisted one share of common stock and one warrant to purchase one share at $1.25 for a period of 12 months. This offering netted proceeds to the Company of $963,624 after offering and related expenses of $22,676. Of this, the Company issued 515,000 shares of stock to a unrelated party in exchange for previously recorded advances and accrued interest of $360,500 by Victoria Petroleum, N.L., an affiliated company ("VP"), which had transferred the debt to the unrelated party. The Company also issued 20,000 shares of stock to an officer for $14,000. Of the total net proceeds from this placement of $611,800 was accounted for as cash proceeds and $350,000 was accounted for as debt converted to common stock. The shares sold in the offering were sold to both US and offshore purchasers in accordance with SEC Regulation S and Regulation D. The Company is seeking to register the shares for resale in the United States by a Form S-3 registration statement. The Company was advanced $97,940 for working capital from VP in February, 2002. The Company also borrowed $255,382 for working capital from a non-affiliated party in February, 2002, which was repaid in full. The Company borrowed $350,000 from VP during the year. The debt was transferred to an unrelated party and subsequently converted to stock in the private placement.

      Stockholders' Equity: Stockholders' equity decreased $7,690,466 to $3,066,167 from $10,756,633 a year ago. The decrease is largely attributable to an increase in impairment to $6,442,486 which was significantly attributable to a write down in the value of Greens Canyon gas reserves primarily due to significantly lower gas prices received at Greens Canyon at the end of fiscal 2002. At June 30, 2002 gas prices were $1.45 per Mcf as compared to gas prices at the end of fiscal 2001 of $2.55 per Mcf.

      Debt Obligations: The Company had no long-term debt at June 30, 2002 or 2001.

      Reserves and Future Cash Flows: For the fiscal year ended June 30, 2002, the Company's proved oil reserves decreased approximately 82,600 bbls. to 273,400 bbls., or 23%, from 356,000 in 2001. The Company's proved gas reserves decreased 1,315 Mmcf to 12,069 Mmcf, or 10%, from 13,384 Mmcf in 2001. The decrease in proved reserves is attributable primarily to production during the year, the sale of several non-core producing assets and lower natural gas prices for the fiscal year ended June 30, 2002.

The Company's undiscounted net future cash flows have been estimated by Sproule Associates Inc., an independent petroleum engineering firm, to be approximately $18,641,000 as of June 30, 2002. This compares to $27,647,000 as of June 30,
2001. The decrease in the current year is the result of revisions of previous quantity estimates and lower natural gas prices.

      Gas Balancing: At June 30, 2002, the Company held no under-produced or over-produced properties. The Company at June 30, 2001 was under-produced by approximately 22,245 Mcf.

      Natural Gas Sales Contracts: The Company's gas production is generally sold under short term contracts with pricing set on current spot markets with adjustments for marketing and transportation costs. All contracts are cancelable within 30-90 days notice by the Company. The Company has no contracts that are based on a fixed natural gas price.

      Net Operating Loss and Tax Credit Carryforwards: At June 30, 2002, the Company estimated that, for United States federal income tax purposes, it had net operating loss carryforwards of approximately $9,794,000. The utilization of approximately $496,000 of these carryforwards are limited to an estimated $80,000 annually. Of the balance of the loss carryforwards, $9,298,000 is available to offset any future taxable income of the Company. If not utilized, the net operating loss carry forwards will expire during the period from 2003 through 2022.

RESULTS OF OPERATIONS

FISCAL 2002 VS. FISCAL 2001

      Net Earnings: The Company reported a net loss of $8,111,561 in fiscal 2002 compared to a net loss of $104,371 in fiscal 2001, which was a increase of $8,007,190. The net loss in fiscal 2002 is attributable to abandonment and impaired expenses of $6,589,695, depreciation and depletion expenses of $327,353 and significantly lower oil and gas revenues. The abandonment and impairment expenses of $6,589,695 was attributable to a write down in value of Greens Canyon gas reserves primarily due to significantly lower gas prices received at Greens Canyon at the end of 2002. At June 30, 2002 gas prices were $1.45 per Mcf as compared to gas prices at the end of fiscal 2001 of $2.55 per Mcf.

      Revenue: Revenue from oil and gas sales decreased in fiscal 2002 by $1,046,463, or 48%, to $1,149,356 versus higher sales volumes for oil and gas. Average prices per barrel of oil decreased 29% to $19.99 from $28.18 a year ago. Average prices received per Mcf of gas decreased 54% to $2.16 from $4.75 a year ago. Sales volumes for oil increased 19% to 22,320 barrels from 18,688 barrels a year ago. Sales volumes for gas decreased 9% to 320 Mmcf from 350 Mmcf a year ago.

The Company recorded a gain on sale of property and equipment of $20,278. On April 3, 2002, the Company sold, at auction, its over-riding royalty interests in 20 wells for gross proceeds of $59,700. After expenses of $6,104 the Company received net proceeds of $53,596. On April 30, 2002, the Company sold, at auction, its interest in 16 wells within the Kinta Field, Grady County, Oklahoma for gross proceeds of $170,000. After expenses of $16,748 the Company paid all net proceeds of $153,252 directly to Wells Fargo Bank, N.A. on the previously mentioned line of credit. On June 30, 2002, the Company sold its 36% working interest in the La Ward North field, Jackson County, Texas for total proceeds of $50,000. The proceeds from this sale were not received until July, 2002 but were accrued into the year ended June 30, 2002. The net proceeds of approximately $257,000 from these asset sales were used for debt consolidation and for general corporate purposes.

The Company also sold 41,900,000 shares of common stock of Victoria Petroleum, NL during fiscal 2002. The common stock was acquired as part of the merger with Victoria Petroleum, NL in May of 2000. The Company received $603,824 in proceeds from the sale and recorded a loss of $561,282.

Other income rose $70,897 to $182,038 from $111,141 a year ago. The increase is attributable to overhead charges to a related party for the use of the Company's office space and personnel, transportation and gas gathering income, and adjustment of over-accrued severance taxes.

      Lease Operating Expenses: Lease operating expenses decreased $208,317, or 23%, to $712,375 from $920,692 a year ago. The caption "Lease Operating Expenses" includes not only the direct costs of operating a well, but workover costs and production taxes. Direct lease expense increased 3% to $590,083 from $575,296 a year ago. Workover costs decreased 95% to $8,282 from $151,390 last year. Production taxes decreased 41% to $114,040 from $194,006 a year ago. The increase in direct lease expenses is attributable to higher lease expenses at the Pierce Water-flood project in Campbell County, Wyoming. The decrease in workover expenses is attributable to lower workover costs in the Company's Greens Canyon Field. The decrease in production taxes was a result of lower oil and gas revenues. Lease operating costs on a BOE (barrel of oil equivalent) basis decreased 21% to $9.42 from $11.96 a year ago.

      Exploration Expenses: Exploration expenses decreased $4,530, or 7%, to $96,601 from $101,131 in 2001. The decrease in exploration expense continued the slower pace of the Company's exploration program during fiscal 2002 as the Company's emphasis has been on reducing the outstanding debt obligation.

            Dry Holes, Abandoned and Impaired Properties: Dry holes, abandoned and impaired property costs were $6,589,695 in fiscal 2002 as compared to $101,459 a year ago, an increase of $6,488,236. No dry hole costs were recorded for fiscal 2002 or 2001. No wells were abandoned during fiscal 2002. During fiscal year 2001, the Company abandoned the Pinon Ridge Prospect in Colorado. Impairment expenses increased $6,517,226 to $6,589,685 from $72,459 a year ago. The impairment was a result of the analysis of the Company's Greens Canyon properties as required by SFAS 121. The impairment of $6,589,685, was attributable to a write down in value of Greens Canyon gas reserves primarily due to significantly lower gas prices received at Greens Canyon at the end of fiscal 2002. At June 30, 2002 gas prices were $1.45 per Mcf as compared to gas prices at the end of fiscal 2001 of $2.55 per Mcf.

      General and Administrative Expense: General and administrative expenses increased $108,688, or 12%, to $1,007,118 as compared to $898,430 a year ago. The increase in general and administrative expenses is attributable to higher legal, accounting, insurance, investor relations and taxation expenses offset by lower company personnel costs. The Company continues to review ways to reduce overhead expenses.

      Interest Expense: Interest expense totaled $121,655 for the fiscal year ended June 30, 2002 versus $126,907 a year ago. The interest is attributable to the line of credit the Company had with Wells Fargo Bank and short term borrowings from Lakes Oil N.L and Victoria Petroleum, N.L. The Lakes loan has been satisfied in full, however $53,369 remains owed to VP.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      See pages F-1 through F-18 for this information.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      KPMG LLP was previously the principal accountants for Kestrel Energy, Inc. On August 22, 2002, that firm's appointment as principal accountants was terminated and Kestrel has engaged Wheeler Wasoff P.C. as principal accountants. The decision to change accountants was recommended and approved by the audit committee of the board of directors and the board of directors.

      In connection with the audits of the two fiscal years ended June 30, 2001 and the subsequent period through August 22, 2002, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

      During the two most recent fiscal years and the subsequent period through August 22, 2002, the Company has not consulted with Wheeler Wasoff P.C. regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

      The audit reports of KPMG LLP on the financial statements of Kestrel Energy, Inc. as of and for the years ended June 30, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

                                      PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required herein is incorporated by reference from the Company's definitive proxy statement for the 2002 annual meeting of shareholders.

ITEM 10.  EXECUTIVE COMPENSATION.

      The information required herein is incorporated by reference from the Company's definitive proxy statement for the 2002 annual meeting of shareholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required herein is incorporated by reference from the Company's definitive proxy statement for the 2002 annual meeting of shareholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required herein is incorporated by reference from the Company's definitive proxy statement for the 2002 annual meeting of shareholders.


                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

            10.2 Kestrel Energy, Inc. Stock Option Plan effective as of December 6, 2001 filed as Exhibit 10.14 to the Registrant's Form 10-Q for the quarter ended December 31, 2001, and incorporated herein by reference.

            10.3 Line of Credit with Norwest Bank, Colorado National Association dated February 21, 2000 filed as Exhibit 10.1 to the Registrant's Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.

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

            10.6 Articles of Merger for Victoria Exploration, Inc. filed as Exhibit 10.6 to the Registrant's Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference.


            10.7 Wells Fargo Bank, N.A. Term Loan Agreement dated November 29, 2001 filed as Exhibit 10.2 to the Registrant's Form 10-Q for the period ended December 31, 2001 and incorporated herein by reference

            10.8 Promissory Note with Samson Exploration N.L. dated August 6, 2002 filed as Exhibit 99 to the Registrant's Form S-3 registration Statement (No. 333-99151) and incorporated herein by reference.

            23.1      Consent of KPMG LLP

            23.2      Consent of Wheeler Wasoff, P.C.

            23.3      Consent of Sproule Associates Inc.

       (b)  Financial Statements.
            Independent Auditors' Report                             F-1
              Balance Sheets                                         F-3
              Statements of Operations and Comprehensive Loss        F-4
              Statements of Stockholders' Equity                     F-5
              Statements of Cash Flows                               F-6
            Notes to Financial Statements                            F-7

(c)   Reports on Form 8-K.
            None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             KESTREL ENERGY, INC.
                                             (Registrant)

Date:  October 14, 2002                      By: /S/ BARRY D. LASKER
                                                 -----------------------------
                                                Barry D. Lasker, President,
                                                Chief Executive Officer,
Principal
                                                Financial  Officer and
Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 14, 2002               By: /S/ BARRY D. LASKER
                                        ---------------------------------------
                                          Barry D. Lasker, President,
                                          Chief Executive Officer, Principal
                                          Financial  Officer and Director

Date: October 14, 2002               By:
                                        ---------------------------------------
                                          Robert J. Pett, Chairman of the Board

Date: October 14, 2002               By: /S/ KENNETH W. NICKERSON
                                        ---------------------------------------
                                          Kenneth W. Nickerson, Director

Date: October 14, 2002               By: /S/ JOHN T. KOPCHEFF
                                        ---------------------------------------
                                          John T. Kopcheff,  Director

Date: October 14, 2002               By: /S/ MARK A. E. SYROPOULO
                                        ---------------------------------------
                                          Mark A. E. Syropoulo, Director

Date: October 14, 2002               By: /S/ TIMOTHY L. HOOPS
                                        ---------------------------------------
                                          Timothy L. Hoops, Director

Date: October 14, 2002               By: /S/ NEIL T. MACLACHLAN
                                        ---------------------------------------
                                          Neil T. MacLachlan, Director

                                CERTIFICATION


      I, Barry D. Lasker, certify that:

      1. I have reviewed this Annual Report on Form 10-KSB of Kestrel Energy, Inc.;

      2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented by this Annual Report.

Date:    October 15, 2002

/s/ BARRY D. LASKER
--------------------------------------
Barry D. Lasker
President, Chief Executive Officer and
Principal Financial Officer

                              KESTREL ENERGY, INC.

                              Financial Statements

                             June 30, 2002 and 2001

                 (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Kestrel Energy, Inc.

We have audited the accompanying balance sheet of Kestrel Energy, Inc. as of June 30, 2002, and the related statements of operations and comprehensive
(loss), stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kestrel Energy, Inc. as of June 30, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.




                              Wheeler Wasoff, P.C.

Denver, Colorado
October 3, 2002

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Kestrel Energy, Inc.:

We have audited the accompanying consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows of Kestrel Energy, Inc. and subsidiaries for the year ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Kestrel Energy, Inc. and subsidiaries for the year ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                        KPMG LLP

Denver, Colorado
September 14, 2001

                              KESTREL ENERGY, INC.

                                 BALANCE SHEET

                                 JUNE 30, 2002

                    ASSETS

Current assets
    Cash and cash equivalents                                    $     56,548
    Accounts receivable                                               209,016
    Other current assets                                                1,268
                                                                 ------------
            Total current assets                                      266,832
                                                                 ------------
Property and equipment, at cost
    Oil and gas properties, successful efforts method of
       accounting (note 9)
         Unproved                                                     215,892
         Proved                                                    11,062,848
    Pipeline and facilities                                           807,851
    Furniture and equipment                                           135,387
                                                                 ------------
                                                                   12,221,978
    Accumulated depreciation and depletion                         (8,880,924)
                                                                 ------------
            Net property and equipment                              3,341,054
                                                                 ------------
Investment in related party (note 2)                                  356,125
                                                                 ------------
                                                                 $  3,964,011
                                                                 ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Line of credit, bank (note 3)                                $    516,000
    Note payable-related party (note 4)                                58,369
    Accounts payable-trade                                            242,207
    Accrued liabilities                                                81,268
                                                                 ------------
            Total current liabilities                                 897,844
                                                                 ------------
Commitments and contingencies (notes 3 and 7)

Stockholders' equity (note 5)
    Preferred stock, $1 par value. 1,000,000 shares
       authorized; none issued                                             --
    Common stock, no par value.  20,000,000 shares
       authorized; 9,115,200 shares outstanding                    20,043,907
    Accumulated other comprehensive (loss)                           (523,358)
    Accumulated (deficit)                                         (16,454,382)
                                                                 ------------
            Total stockholders' equity                              3,066,167
                                                                 ------------

                                                                 $  3,964,011
                                                                 ============

    The accompanying notes are an integral part of the financial statements.

                              KESTREL ENERGY, INC.

            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                       YEARS ENDED JUNE 30, 2002 AND 2001


                                                                     2002                2001
                                                                 ------------        -----------

Revenue
   Oil and gas sales                                             $  1,149,356        $ 2,195,819
                                                                 ------------        -----------


Costs and expenses
   Lease operating expenses                                           712,375            920,692
   Dry holes, abandoned and impaired properties                     6,589,695            101,459
   Exploration expenses                                                96,601            101,131
   Depreciation and depletion                                         327,353            284,710
   General and administrative                                       1,007,118            898,430
   Interest expense                                                   121,655            126,907
                                                                 ------------        -----------

         Total costs and expenses                                   8,854,797          2,433,329
                                                                 ------------        -----------

Other income (expense)
   Gain on sale of property and equipment                              20,278             12,719
   Gain (loss) on sale of available-for-sale securities              (561,282)             3,440
   Interest income                                                      3,728              5,839
   Foreign currency exchange (loss)                                   (50,882)                --
   Other, net                                                         182,038            111,141
                                                                 ------------        -----------

                                                                     (406,120)           133,139
                                                                 ------------        -----------

Net  (loss)                                                        (8,111,561)          (104,371)

Other comprehensive income (loss) -
   Unrealized gain (loss) from available-for-sale securities         (549,789)            26,431
                                                                 ------------        -----------

Comprehensive  (loss)                                            $ (8,661,350)       $   (77,940)
                                                                 ============        ===========

(Loss) per share - basic and diluted                             $      (1.00)       $     (0.01)
                                                                 ============        ===========
Weighted average number of common
   shares outstanding - basic and diluted                           8,100,292          7,684,110
                                                                 ============        ===========

    The accompanying notes are an integral part of the financial statements.

                              KESTREL ENERGY, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                       YEARS ENDED JUNE 30, 2002 AND 2001


                                                                                               Accumulated
                                                       Common Stock                               Other
                                                 ------------------------     Accumulated     Comprehensive
                                                   Shares       Amount         (Deficit)      Income (Loss)
                                                 ---------   ------------    -------------    -------------

Balance June 30, 2000                            7,680,000   $ 19,044,885    $  (8,238,450)   $        --

Adjustment for previously issued and
  unrecorded shares (note 5)                           200             --               --             --
Common shares issued (note 5)                       20,000         24,800               --             --
Stock options issued as compensation                    --          3,338
Unrealized gain on securities classified
  as available for sale                                 --             --               --         26,431
Net (loss)                                              --             --         (104,371)            --
                                                 ---------   ------------    -------------    -----------

Balance June 30, 2001                            7,700,200     19,073,023       (8,342,821)        26,431

Common shares issued (note 5)                    1,415,000        993,560               --             --
Offering costs                                          --        (22,676)              --             --
Unrealized (loss) on securities classified
  as available for sale                                 --             --               --       (549,789)
Net (loss)                                              --             --       (8,111,561)            --
                                                 ---------   ------------    -------------    -----------

Balance June 30, 2002                            9,115,200   $ 20,043,907    $ (16,454,382)   $  (523,358)
                                                 =========   ============    =============    ===========

    The accompanying notes are an integral part of the financial statements.

                            STATEMENTS OF CASH FLOWS

                       YEARS ENDED JUNE 30, 2002 AND 2001

                                                                                2002            2001
                                                                            ------------    -----------
Cash flows from operating activities
  Net (loss)                                                                $ (8,111,561)   $  (104,371)
  Adjustments to reconcile net (loss) to net cash
    (used) by operating activities
      Depreciation and depletion                                                 327,353        284,710
      Abandoned and impaired properties                                        6,589,695        101,459
      (Gain) loss on sale of available-for-sale securities                       561,282         (3,440)
      (Gain) on sale of property and equipment                                   (20,278)       (12,719)
      Noncash compensation expense for stock options                                  --          3,338
      Stock issued for services and interest                                      31,760             --
      Foreign exchange loss                                                       50,882             --
      Other                                                                      (48,808)            --
      Changes in operating assets and liabilities, net of dispositions
        (Increase) decrease in accounts receivable                               119,818        (97,759)
        (Increase) decrease in related party receivables                              --            524
        (Increase) decrease in other current assets                                4,689         25,603
        Increase (decrease) in accounts payable - trade                          120,743     (1,297,965)
        Increase (decrease) in accounts payable - related party                  (26,397)        16,998
        Increase (decrease) in accrued liabilities                               (43,540)        89,612
                                                                            ------------    -----------

  Net cash (used) by operating activities                                       (444,362)      (994,010)
                                                                            ------------    -----------
Cash flows from investing activities
  Capital expenditures                                                           (92,461)    (1,384,692)
  Proceeds from sale of securities                                               603,824         91,096
  Proceeds from sales of property and equipment                                   53,596         22,597
                                                                            ------------    -----------
  Net cash provided (used) by investing activities                               564,959     (1,270,999)
                                                                            ------------    -----------
Cash flows from financing activities
  Net proceeds from line of credit                                                    --      1,882,000
  Repayments to line of credit                                                (1,212,748)            --
  Proceeds from borrowings                                                       703,322             --
  Repayments of borrowings                                                      (262,772)            --
  Proceeds from issuance of common stock                                         611,800             --
  Payment of offering costs                                                      (22,676)            --
                                                                            ------------    -----------

  Net cash (used) provided by financing activities                              (183,074)     1,882,000
                                                                            ------------    -----------

Net (decrease) in cash and cash equivalents                                      (62,477)      (383,009)

Cash and cash equivalents, beginning of year                                     119,025        502,034
                                                                            ------------    -----------
Cash and cash equivalents, end of year                                      $     56,548    $   119,025
                                                                            ============    ===========
Supplemental cash flow information - cash paid for interest                 $    104,325    $   113,084
                                                                            ============    ===========
Supplemental disclosure of noncash investing and financing activities
  Common stock issued for property and equipment                            $         --    $    24,800
                                                                            ============    ===========
  Repayment of debt from sale of properties                                 $    153,252    $        --
                                                                            ============    ===========
  Debt converted to common stock                                            $    350,000    $        --
                                                                            ============    ===========
  Unrealized holding gain (loss) in available-for-sale securities           $   (549,789)   $    26,431
                                                                            ============    ===========

    The accompanying notes are an integral part of the financial statements.

                              KESTREL ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) ORGANIZATION
         Kestrel Energy, Inc. (the Company) was incorporated under the laws of the State of Colorado on November 1, 1978. The Company's principal business is the acquisition, either alone or with others, of interests in proved developed producing oil and gas leases, and exploratory and development drilling.

         The Company presently owns oil and gas interests in the states of Louisiana, New Mexico, Oklahoma, South Dakota, Texas and Wyoming.

         Victoria Petroleum N. L. (VP) owns 15% of the common shares of the Company and the Company owns 4% of VP at June 30, 2002.

     (b) PRINCIPLES OF CONSOLIDATION
         Up until June 22, 2001, the financial statements included the accounts of the Company and its wholly-owned subsidiary, Victoria Exploration, Inc. (Victoria). All significant intercompany accounts and transactions have been eliminated in consolidation.

         On June 22, 2001 (the Effective Date), the Company filed Articles of Merger of Victoria Exploration, Inc. into Kestrel Energy, Inc.
         pursuant to Section 7-111-104 of the Colorado Revised Statutes. In accordance with the agreement, on the Effective Date, Victoria ceased to exist and Kestrel Energy, Inc. became the surviving corporation.

     (c) ESTIMATES
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (d) CASH EQUIVALENTS
         Cash equivalents consist of certificates of deposit. At June 30, 2002, $50,000 of the cash equivalent balance is pledged as security in lieu of posting oil and gas performance bonds in the state of Wyoming. The funds are restricted as to their use and cannot be accessed by the Company without the written release by the appropriate jurisdictional authority. For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     (e) PROPERTY AND EQUIPMENT
         The Company follows the successful efforts method of accounting for its oil and gas activities. Accordingly, costs associated with the acquisition, drilling and equipping of successful exploratory wells are capitalized. Geological and geophysical costs, delay and surface rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Costs of drilling development wells, both successful and unsuccessful, are capitalized. Upon the sale or retirement of oil and gas properties, the cost thereof and the accumulated depreciation or depletion are removed from the accounts and any gain or loss is credited or charged to operations.

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

         Proved oil and gas properties are assessed for impairment on a field-by-field basis. If the net capitalized costs of proved properties exceeds the estimated undiscounted future net cash flows from the property, a provision for impairment is recorded to reduce the carrying value of the property to its estimated fair value. The Company recorded a provision for impairment of its proved oil and gas properties of approximately $6,558,000 and $101,000 for the years ended June 30, 2002 and 2001, respectively.

     (f) GAS BALANCING
         The Company uses the sales method of accounting for gas balancing of gas production. Under this method, all proceeds from production credited to the Company are recorded as revenue until such time as the Company has produced its share of related reserves. Thereafter, additional amounts received are recorded as a liability.

         As of June 30, 2002, the Company's gas production is in balance.

     (g) INCOME TAXES
         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date.

     (h) STOCK-BASED COMPENSATION
         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), effective for fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. SFAS 123 allows an entity to continue to measure compensation costs for these plans using the intrinsic value based method of accounting as prescribed in Accounting Pronouncement Bulletin Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to account for its employee stock compensation plans as prescribed under APB 25. The pro forma disclosures of net loss and loss per share required by SFAS 123 are included in note 5.

     (i) (LOSS) PER SHARE
         Basic (loss) per share is based on the weighted average number of common shares outstanding during the period.

         Diluted (loss) per share is computed by adjusting the weighted average number of common shares outstanding for the dilutive effect, if any, of stock options and warrants.

         At June 30, 2002 and 2001, all outstanding options were excluded from the computation of diluted loss per share for the years then ended. The effect of the assumed exercises of these options was antidilutive.

     (j) REVENUE RECOGNITION
         Sales of oil and gas production are recognized at the time of delivery of the product to the purchaser.

     (k) TRANSLATION OF FOREIGN CURRENCIES
         Monetary items are translated at the rate of exchange in effect at the balance sheet date. Non-monetary items are translated at average rates in effect during the period in which they were earned or incurred. Gains and losses resulting from the fluctuation of foreign exchange rates have been included in the determination of income.

     (l) MARKETABLE SECURITIES
         The Company accounts for investments in marketable securities under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at the time of purchase. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity. Marketable securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, which is based on quoted prices. Unrealized gains and losses, net of tax, are reported as a separate component of shareholders' equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income. Realized gains and losses are included in other income. Cost of securities sold is determined on a specific identification basis.

     (m) FAIR VALUE
         The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

     (n) CONCENTRATION OF CREDIT RISK
         Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash. The Company maintains cash accounts at two financial institutions. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. The Company believes that credit risk associated with cash is remote.

     (o) RECENT ACCOUNTING PRONOUNCEMENTS
         In June 2001, the Financial Accounting Standards Board ("FASB"), issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 generally requires obligations associated with asset retirements to be recognized earlier and displayed as liabilities rather than as contra-assets. The pronouncement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of SFAS 143 will have any impact on its financial position or results of operations.

         In August 2001, FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not believe that the adoption of SFAS 144 will have any impact on its financial position or results of operations.

         In June 2002, FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS 146 generally requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. The pronouncement is effective for exit or disposal activities initiated after

         December 31, 2002. Management does not believe that the adoption of SFAS 146 will have any impact on its financial position or results of operations.

     (p) RECLASSIFICATION
         Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 financial statement presentation.

 (2) INVESTMENT IN RELATED PARTY
     On May 5, 2000, the Company sold six international permits, with a net book value of $143,179, for petroleum drilling in Western Australia and New Guinea to Victoria Petroleum USA, Inc. (VP/USA), a Colorado corporation and wholly owned subsidiary of VP, in exchange for 8,250,000 shares of VP Common Stock. The stock was valued at $0.029 per share and resulted in a gain on the sale of $97,721. The investment is recorded at cost.

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

     During the year ended June 30, 2002, the Company sold a total of 41,900,000 shares of VP stock and recorded a loss on the sale of $561,282.

     As a result of the above transactions, the Company owns 4% of VP at June 30, 2002.

(3)  LINE OF CREDIT
     On February 21, 2000, the Company entered into a $2,000,000 Line of Credit agreement with Wells Fargo Bank, formerly Norwest Banks Colorado, N.A., which provided the Company with an initial borrowing base of $600,000, based on reserves with interest at Wells Fargo's prime rate plus 2.5%. On September 27, 2000, the Company and Wells Fargo amended the Line of Credit Agreement to provide the Company with a borrowing base of $2,000,000 and reduced the interest rate to 1.5% over the Wells Fargo prime rate. On May 31, 2001, Wells Fargo reduced the borrowing base to $1,400,000. On October 31, 2001, Wells Fargo and the Company amended the Term Loan Agreement to extend the maturity date by 30 days to November 30, 2001. On November 30, 2001, the Company entered into a new Term Loan Agreement with Wells Fargo in the amount of the existing balance of the old Line of Credit, $1,396,000, with interest at Wells Fargo's prime rate plus 1.75%. Terms of the Agreement require periodic payments of varying amounts to pay off the entire balance by the maturity of the Agreement, November 30, 2002. The line of credit is secured by Deeds of Trust on various oil and gas producing properties held by the Company. As of June 30, 2002, $516,000 was outstanding on the line of credit.

     Subsequent to June 30, 2002, the line of credit was paid in full and retired by applying proceeds of $50,000 from the sale of oil and gas properties and obtaining a new loan in the amount of $500,000 (See note
     10).

(4)  NOTES PAYABLE
     On February 14, 2002, the Company borrowed $97,940 from VP and $255,382 from Lakes Oil N.L. ("Lakes") due May 15, 2002 with interest at 8%. The loans were secured by shares of VP and seismic data owned by the Company. As of June 30, 2002, an aggregate $294,953 had been repaid by the Company and VP is owed $58,369.

     VP advanced an additional $350,000 to the Company with interest at 7.5%. The loan of $350,000 was assigned to an unrelated company and subsequently converted, including interest of $10,500, to 515,000 shares of the Company's common stock.

(5)  STOCKHOLDERS' EQUITY
     (a) PREFERRED STOCK
         The Company is authorized to issue up to 1 million shares of $1 par value preferred stock, the rights and preferences of which are to be determined by the Board of Directors at or prior to the time of issuance.

     (b) COMMON STOCK
         On January 18, 2000, the Board of Directors of the Company declared a dividend distribution of 10 Warrants for every 100 shares of outstanding common stock of the Company held of record by the shareholders at the close of business on February 4, 2000 (record date). The Warrant Certificates were only issued in increments of 10 Warrants based upon a rounding of individual shareholders' record holdings. No Warrants were issued to shareholders holding less than 100 shares as of the Record Date.

         Each Warrant entitled the registered holder to purchase from the Company one share of Common Stock at a price of $3.125 per share, subject to adjustment. The Warrants were to expire on February 4, 2001. On January 24, 2001 the Board of Directors reduced the exercise price to $2.50 and extended the exercise period to September 4, 2002. On January 24, 2002, the Board of Directors reduced the exercise price to $1.25 and extended the exercise period to March 10, 2003.

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

         In July 2001, the Company issued 6,000 shares of its common stock at $1.21 per share to an unrelated third party in exchange for geophysical services.

         In April 2002, the Company completed a private offering of 1,409,000 units at $.70 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock for a period of 12 months, at $1.25 per share. Net cash proceeds to the Company from the sale of 874,000 units was $589,124 after offering and related expenses of $22,676. Additionally, 20,000 units were issued to the Company's President in exchange for $14,000 due for unreimbursed expenses and 515,000 units were issued in exchange for debt and related interest in the aggregate amount of $360,500 (See note 4).

     (c) STOCK OPTION PLANS
         The Company has reserved 36,000 shares of its no par common stock for key employees of the Company under its 1993 Amended Restated Stock Incentive Plan (the Incentive Plan). Under the terms of the Incentive Plan, no stock options are exercisable more than ten years after the date of grant (five years after date of grant for 10% shareholders). As of June 30, 1998, all 36,000 options had been granted under the Incentive Plan.

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

         During fiscal 2002 and 2001, the Board of Directors granted options to purchase shares of common stock to key employees and directors pursuant to the Plan. The exercise prices of the options range from $.68 to $1.15 per share. The options granted are exercisable upon issuance.

         On December 1, 1998, the Board of Directors reduced the number of options outstanding and repriced certain options. The exercise prices of the repriced options range from $1.875 to $2.00 per share. The options are immediately exercisable.

         On December 6, 2001, the Plan was amended to increase the number of shares reserved under the Plan to 2,233,000.

         The Company applies APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for stock options granted at or above market value at the date of the grant to key employees and directors. Compensation expense of $3,338 has been recorded during fiscal 2001, for options granted below the market value, based on the difference between the option price and the quoted market price at the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS 123, the Company's net (loss) and (loss) per share would have been increased to the pro forma amounts indicated below:

                                     Years Ended June 30,
                                   --------------------------
                                      2002           2001
                                   ------------   -----------

            Net (loss):
               As reported               $ (8,111,561) $  (104,371)
               Pro forma                   (8,558,645)    (346,240)

            (Loss) per share:
               As reported                   (1.00)         (0.01)
               Pro forma                     (1.06)         (0.05)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2002 and 2001 respectively: no dividend yield for all years; expected volatility of 83% and 146%; weighted average risk-free interest rates of 4.35% and 5.36%; and expected lives of ten and seven years.

         A summary of the status of the Company's fixed stock options plan as of June 30, 2002 and 2001, and changes during the years then ended is presented below:

                                              2002                2001
                                        ------------------  -----------------
                                                  Weighted            Weighted
                                                  Average             Average
                                                  Exercise            Exercise
                 Fixed Options          Shares     Price    Shares    Price
                                        --------  --------  -------   -------

          Outstanding at
            beginning of
            year                        1,148,964  $ 1.58   1,133,964  $ 1.60
          Granted                         545,000     .99     135,000    1.85
          Exercised                            --      --          --      --
          Cancelled                            --      --          --      --
          Expired                              --      --    (120,000)   2.14
                                        ---------  ------   ---------  ------
          Outstanding at end
            of year                     1,693,964  $ 1.39   1,148,964  $ 1.58
                                        =========           =========

          Options exercisable
            at year end                 1,688,964           1,123,964
          Weighted average
            fair value of
            options granted
            during the year             $   .82             $  1.79
          Weighted average
            remaining contractual life      6.6                 6.3

(6)  INCOME TAXES
     At June 30, 2002 and 2001, the Company's significant deferred tax assets and liabilities are as follows:

                                                       2002          2001
                                                   -----------   -----------
      Deferred tax assets:
        Net operating loss carryforwards           $ 3,820,000   $ 3,383,000
        Depletion carryforwards                        203,000       225,000
        Oil and gas properties, principally due
          to differences in depreciation,
          depletion and impairment                   2,850,000        30,000
                                                   -----------   -----------
                                                     6,873,000     3,638,000

      Deferred liabilities:
        Oil and gas properties, principally due
      to differences in depreciation,
      depletion and impairment                        (570,000)     (564,000)
                                                    -----------   -----------
                                                      (570,000)     (564,000)
                                                    -----------   -----------
      Valuation allowance                           (6,303,000)   (3,074,000)
                                                    -----------   -----------
            Net deferred tax assets                $        --   $        --
                                                   ===========   ===========

     The valuation allowance for deferred tax assets as of June 30, 2002 was $6,303,000. The net change in the valuation allowance for the year ended June 30, 2002 was an increase of $3,229,000.

     At June 30, 2002, the Company had net operating loss carryforwards of approximately $9,794,000. The utilization of approximately $496,000 of these loss carryforwards is limited to an estimated $80,000 per year as a result of a change of ownership which occurred June 30, 1994. Of the balance of the net operating loss carryforwards, $9,298,000 is available to offset future taxable income of the Company. If not utilized, the tax net operating losses will expire during the period from 2003 through 2022.

     Income tax expense is different from amounts computed by applying the statutory federal income tax rate due primarily to the change in valuation allowance for net deferred tax assets and the expiration of tax carryforwards.

(7)  LEASE COMMITMENTS
     The Company has noncancelable operating leases, primarily for rent of office facilities that expire over the next five years. Rental expense for operating leases was $83,377 and $73,903 for the years ended June 30, 2002 and 2001, respectively.

     Future minimum rental commitments under noncancelable operating leases as of June 30, 2002 are as follows:

                     Fiscal year:
                       2003                      $    55,704
                       2004                            1,929
                                                  -----------
                                                  -----------
                                                 $   116,320
                                                  ===========

(8)  CONTINGENCIES
     In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.

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

(9) DISCLOSURES ABOUT CAPITALIZED COSTS, COSTS INCURRED AND MAJOR CUSTOMERS Capitalized costs related to oil and gas producing activities at June 30, 2002, are as follows:

      Unproved - Domestic                     $    215,892
      Proved                                    11,062,848
                                               -----------
                                                11,278,740

      Accumulated depletion and impairment      (8,685,589)
                                               -----------
                                              $  2,593,151
                                               ===========

     Costs incurred in oil and gas producing activities for the years ended June 30, 2002 and 2001 were approximately as follows:

                                               2002           2001
                                           ------------   -----------
      Unproved property acquisition costs   $     --         13,557
      Proved property acquisition costs          257         38,594
      Development costs                       87,087        523,668
      Exploration costs                       96,601        654,035

     During fiscal 2002, the Company had two major customers. Sales to those customers accounted for approximately 27% and 13% of fiscal 2002 oil and gas sales. During fiscal 2001, the Company had two major customers. Sales to these customers accounted for approximately 26% and 15% of fiscal 2001 oil and gas sales.

(10) SUBSEQUENT EVENT
     On August 6, 2002, the Company borrowed $500,000 from Samson Exploration N.L. ("Samson"), due December 4, 2002, or at any other date agreed to by the parties, with interest at 10%. The Company agreed to pay $50,000 as a financing fee to Samson. Proceeds from the loan were used to repay the Company's outstanding balance on its line of credit to Wells Fargo (See note 3).

     Samson owns 15% of the common shares of the Company.

(11) INFORMATION REGARDING PROVED OIL AND GAS RESERVES (UNAUDITED)
     The information presented below regarding the Company's oil and gas reserves were prepared by independent petroleum engineering consultants. All reserves are located within the continental United States.

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

     Estimated net quantities of proved developed and undeveloped reserves of oil and gas for the years ended June 30, 2002 and 2001, are as follows:

                                           2002                2001
                                   --------------------   ---------------------
                                     OIL        GAS         OIL        GAS
                                    (BBLS)     (MCF)       (BBLS)     (MCF)
                                   -------   ----------   -------   -----------

     Beginning of year             356,000   13,384,000   388,000    24,517,000
     Revisions of previous
       quantity estimates          (17,000)    (611,000)  (13,000)  (12,739,000)
     Extensions, discoveries
       and improved recovery            --           --        --     1,956,000
     Sales of reserves in place    (42,000)    (351,000)       --            --
     Production                    (24,000)    (353,000)  (19,000)     (350,000)
                                   -------   ----------   -------   -----------

     End of year                   273,000   12,069,000   356,000    13,384,000
                                   =======   ==========   =======   ===========

     Proved developed
     reserves - end of year        201,000    4,992,000   283,000     6,189,000
                                   =======   ==========   =======   ===========

     STANDARDIZED MEASURE OF DISCOUNTED FUTURE
     NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

     Future net cash flows presented below are computed using year-end prices and costs. Future corporate overhead expenses and interest expense have not been included.

                                               2002         2001
                                          ------------   ------------

    Future cash inflows                   $ 32,752,000   $ 46,149,000
    Future costs:
      Production                            (9,386,000    (13,843,000)
      Development                           (4,725,000)    (4,659,000)
                                          ------------   ------------

    Future net cash flows                   18,641,000     27,647,000

    10% discount factor                     (9,743,000)   (13,822,000)
                                          ------------   ------------
      Standardized measure of discounted
         future net cash flows            $  8,898,000   $ 13,825,000
                                          ============   ============

     The principal sources of changes in the standardized measure of discounted future net cash flows during the years ended June 30, 2002 and 2001, are as follows:

                                                  2002            2001
                                              ------------    ------------

    Beginning of year                         $ 13,825,000    $ 36,003,000
    Sales of oil and gas produced  during
      the period, net of production costs         (437,000)     (1,275,000)
    Net change in prices and production
      costs                                     (3,688,000)    (16,108,000)
    Changes in estimated future
      development costs                            (66,000)      3,319,000
    Extensions, discoveries and improved
      recovery                                          --       1,852,000
    Revisions of previous quantity
     estimates and other                          (864,000)    (13,566,000)
    Sales of reserves in place                  (1,255,000)             --
    Purchase of reserves in place                       --              --
    Accretion of discount                        1,383,000       3,600,000
                                              ------------    ------------

    End of year                               $  8,898,000    $ 13,825,000
                                              ============     ===========

     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves were prepared in accordance with the provisions of SFAS 69. Future cash inflows were computed by applying current prices at year-end to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions. Future income tax expenses are calculated by applying appropriate year-end tax rates to future pretax net cash flows relating to proved oil and gas reserves, less the tax basis of properties involved and tax credits and loss carryforwards relating to oil and gas producing activities. Future net cash flows are discounted at a rate of 10% annually to derive the standardized measure of discounted future net cash flows. This calculation procedure does not necessarily result in an estimate of the fair market value or the present value of the Company's oil and gas properties.