Form 10QSB
period 2002-09-30
KESTREL ENERGY INC
filed 2002-11-14
CIK 312842

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                     For the period ended SEPTEMBER 30, 2002
                                          ------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
    For the transition period from                       to
                                   ---------------------    ------------------

                         Commission File Number: 0-9261
                                                 ------

                              KESTREL ENERGY, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


                COLORADO                                  84-0772451
----------------------------------------    -----------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

999 18TH STREET, SUITE 2490, DENVER, CO                   80202
----------------------------------------     ----------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (303) 295-0344
                ------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              [X] Yes [ ] No



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

             The number of shares outstanding of common stock, as of
                         September 30, 2002: 9,115,200
                                             ---------

                              KESTREL ENERGY, INC.


                     INDEX TO UNAUDITED FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

      ITEM 1.   Financial Statements

                Balance Sheets as of September 30, 2002 and June 30, 2002
                (Unaudited)                                                   3

                Statements of Operations for the Three Months Ended
                September 30, 2002 and 2001 (Unaudited)                       4

                Statements of Cash Flows for the Three Months Ended
                September 30, 2002 and 2001 (Unaudited)                     5-6

                Notes to Financial Statements                                 7


      ITEM 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           7


      ITEM 3.   Controls and Procedures                                       9


PART II. OTHER INFORMATION

      ITEM 1.   Legal Proceedings                                             9

      ITEM 2.   Changes in Securitie                                          9

      ITEM 3.   Defaults Upon Senior Securitie                                9

      ITEM 4.   Submission of Matters to a Vote of Security Holders           9

      ITEM 5.   Other Information                                             9

      ITEM 6.   Exhibits and Reports of Form 8-K                              9

      Signatures                                                              10

      Certification                                                           11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

KESTREL ENERGY, INC.
BALANCE SHEETS AS OF SEPTEMBER 30, 2002 AND JUNE 30, 2002
(Unaudited)

                                                 September 30,       June 30,
ASSETS                                               2002              2002
----------------------------------------         -------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents                      $     60,785      $     56,548
  Accounts receivable                                 176,714           209,016
  Other assets                                          1,118             1,268
                                                 ------------      ------------
      Total current assets                            238,617           266,832
                                                 ------------      ------------

PROPERTY AND EQUIPMENT, AT COST:
  Oil and gas properties, successful
   efforts method of accounting:
      Unproved                                        215,892           215,892
      Proved                                       10,851,386        11,062,848
  Pipeline and facilities                             807,851           807,851
  Furniture and equipment                             111,095           135,387
                                                 ------------      ------------
                                                   11,986,224        12,221,978
  Accumulated depreciation and depletion           (8,631,564)       (8,880,924)
                                                 ------------      ------------
      Net property and equipment                    3,354,660         3,341,054
                                                 ------------      ------------

Investment in related party                           271,500           356,125
                                                 ------------      ------------

                                                 $  3,864,777      $  3,964,011
                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit, bank                           $         --      $    516,000
  Loan from related party                              45,909            58,369
  Note payable-other                                  507,590                --
  Accounts payable-trade                              318,930           242,207
  Accrued Liabilities                                  71,952            81,268
                                                 ------------      ------------
      Total current liabilities                       944,381           897,844
                                                 ------------      ------------

STOCKHOLDERS' EQUITY:
  Preferred Stock, $1 par value;
   1,000,000 shares authorized, none issued                --                --
  Common Stock, no par value; 20,000,000
   shares authorized,
   9,115,200 issued and outstanding at
   September 30, 2002 and June 30, 2002            20,043,907        20,043,907
  Accumulated other comprehensive (loss)             (458,968)         (523,358)
  Accumulated (deficit)                           (16,664,543)      (16,454,382)
                                                 ------------      ------------
      Total stockholders' equity                    2,920,396         3,066,167
                                                 ------------      ------------

                                                 $  3,864,777      $  3,964,011
                                                 ============      ============

                 See accompanying notes to financial statements.

KESTREL ENERGY, INC.
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2002 AND 2001
(Unaudited)



                                                 2002              2001
                                             -----------      -----------
REVENUE:
  Oil and gas sales                          $   252,331      $   353,493

COSTS AND EXPENSES:
  Lease operating Expenses                       111,204          221,195
  Dry holes, abandoned and impaired
    properties                                        --           27,717
  Exploration expenses                            15,522           46,532
  Depreciation and depletion                      38,958           58,567
  General and administrative                     234,589          252,701
  Interest expense                                15,274           38,560
                                             -----------      -----------

      TOTAL COSTS AND EXPENSES                   415,547          645,272
                                             -----------      -----------


OTHER INCOME (EXPENSE)
  Gain on Sale of property and equipment          20,017               --
  Gain (loss) on sale of
    available-for-sale securities                (92,774)           5,989
  Interest income                                  4,010
                                                                    2,054
  Other, net                                      21,801           43,869
                                             -----------      -----------

                                                 (46,946)          51,912
                                             -----------      -----------

      NET LOSS                                  (210,162)        (239,867)

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gain (loss) from
    available-for-sale securities                 64,390         (739,477)
                                             -----------      -----------

  Comprehensive loss                         $  (145,772)     $  (979,344)
                                             ===========      ===========

      NET LOSS PER COMMON SHARE              $     (0.02)     $     (0.03)
                                             ===========      ===========

      WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING                       9,115,200        7,700,200
                                             ===========      ===========



                 See accompanying notes to financial statements.

KESTREL ENERGY, INC.
STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2002 AND 2001
(Unaudited)

                                                                    2002          2001
                                                                 ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                         $(210,162)     $(239,867)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Dry holes, abandoned and impaired properties                            --            557
(Gain) loss on disposal of property                                (20,017)            --
(Gain) loss on sale of available for sale securities                92,774         (5,989)
Depreciation and depletion                                          38,958         58,567
(Increase) decrease in accounts receivable                          63,801         56,163
(Increase) decrease in other current assets                            150             --
Increase (decrease) in accounts payable                             76,723        172,932
Increase (decrease) in accounts payable, related party                  --        (16,200)
Increase (decrease) in accrued liabilities                          (9,316)       (24,167)
Noncash interest expense                                             7,590             --
                                                                 ---------      ---------

    Net cash provided by operating activities                       40,501          1,996
                                                                 ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures/acquisition of properties                     (52,564)       (61,229)
Proceeds from sale of securities                                    24,744        119,945
Proceeds from sale of property                                      20,017             --
                                                                 ---------      ---------

    Net cash (used in) provided by investing activities             (7,803)        58,716
                                                                 ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Advance from related party                                              --        350,000
Proceeds from issuance of debt                                     500,000             --
Repayments of  borrowings                                         (528,460)      (427,000)
                                                                 ---------      ---------

    Net cash provided by (used in) financing activities            (28,460)       (77,000)
                                                                 ---------      ---------

Net increase (decrease) in cash and cash equivalents                 4,238        (16,288)

Cash and cash equivalents at the beginning of the period            56,547        119,025
                                                                 ---------      ---------
Cash and cash equivalents at the end of the period               $  60,785      $ 102,737
                                                                 =========      =========


                 See accompanying notes to financial statements.

KESTREL ENERGY, INC.
STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2002 AND 2001, CONTINUED
(Unaudited)

                                                                   2002            2001
                                                                 ---------      ---------
SELECTED NON CASH ACTIVITIES:

Cash paid for interest                                           $   7,684      $  42,143
                                                                 =========      =========

Unrealized gain (loss) on available-for-sale securities          $  64,390      $(739,477)
                                                                 =========      =========





                 See accompanying notes to financial statements.

KESTREL ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation

      These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002.

      In the opinion of management, the accompanying interim unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of September 30, 2002, the results of operations for the periods shown in the statements of operations, and the cash flows for the periods shown in the statements of cash flows. All adjustments made are of a normal recurring nature.

2.    Investment in Related Party

      The investment in Victoria Petroleum, NL ("VP") Common Stock is classified as available-for-sale. Net unrealized gains and losses on the investment are recorded to Other Comprehensive Income or Loss. At September 30, 2002, the unrealized loss on the investment was $458,968. As of June 30, 2002, there was an unrealized loss on the investment of $523,358. The Company sold 5,100,000 shares in August 2002, which resulted in a loss on sale of $92,774. Proceeds of $56,241 were received on the sale. As of September 30, 2002, the Company owns 25,000,000 shares of VP, which secure the loan with Samson Exploration N.L.

3.    Line of Credit

      On February 21, 2000, the Company entered into a Line of Credit agreement with Wells Fargo Bank West N.A., which provided the Company a borrowing base of $600,000 with interest at Wells Fargo prime rate plus 2.5%. On September 27, 2000, the Company and Wells Fargo amended the Line of Credit Agreement to provide the Company a borrowing base of $2,000,000 and reduced the interest rate to 1.5% over prime. In May 2001, the Company restructured its line of credit agreement with Wells Fargo. Under the prior terms the Company had a borrowing base of $2,000,000 with interest paid monthly. The new agreement lowered the borrowing base to $1,400,000 and required the Company to reduce the principal balance on the line of credit to $1,400,000 by October 31, 2001 with interest on the outstanding balance paid monthly. The Company reduced the outstanding balance to $1,396,000 by October 31, 2001. The Company finalized the restructuring of the line of credit with Wells Fargo in November 2001, which called for principal payments of $1,340,000 by October 31, 2002. On August 8, 2002, the Company repaid Wells Fargo in full including all accrued interest and fees. The line of credit was secured by deeds of trust on various oil and gas producing properties held by us. On August 6, 2002 the Company entered into a promissory agreement with Samson Exploration N.L. and borrowed $500,000. Under the terms of the agreement the Company is required to pay interest at 10% per annum and a financing fee of 10% of the borrowed funds. The duration of the loan is 120 days and is due on December 4, 2002. The proceeds from the loan were used to retire and satisfy the outstanding debt to Wells Fargo.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company had a working capital deficit of $705,764. This compares to the Company's working capital deficit of $631,012 as of June 30, 2002. The increase in working capital deficit of $74,752 was primarily the result of an increase of $76,723 in trade accounts payable. The Company was required to pay Wells Fargo Bank $516,000 in principal payments to retire the line of credit during the quarter, which the Company funded in part by borrowing $500,000 from Samson Resources N.L., an unrelated party ("Samson"). In order for the Company to fund its working capital deficit, steps may include further sales of non-core properties, further reductions of general and administrative expenses and further equity raising.

Net cash provided by operating activities was $40,501 for the three months ended September 30, 2002, an increase of $38,505 over cash provided by operations of $1,996 for the same period in 2001. Operating cash flow increased due to an increase in accounts payable despite an operating loss for the period. Accounts receivable decreased $32,304, or 18%, to $176,714 during the period as compared to a decrease of $56,163 a year ago. The decrease in accounts receivable was attributable to lower oil and gas revenues due to ownership in fewer oil and gas properties during the quarter. Accounts payable increased $76,723, or 24%, to $318,930 during the period versus an increase of $172,932, or 142%, during the same period a year ago. The increase in payables reflects the Company's liquidity problems during this period of lower oil and gas revenues. Accrued liabilities decreased $9,316, or 13%, to $71,952 versus a decrease of $24,167. Several non-core, non-operated properties were sold at auction to partially fund the Company's working capital deficit.

Net cash used by investing activities was $7,803 for the quarter ended September 30, 2002, versus cash provided of $58,716 for the same period in 2001. The decrease resulted from the sale of 5,100,000 shares of VP Common Stock during the quarter, which generated $56,241 in proceeds, of which $31,497 is included in accounts receivable at September 30, 2002. The Company recognized a loss of $92,774 on the sale. Gain on disposal of property increased $20,017, or 100%, during the period. There was no disposal of property for the quarter ended September 30, 2001. Capital expenditures for the period ended September 30, 2001 of $52,564 included $30,009 for a workover on the Pierce well in Campbell County, Wyoming, and approximately $22,000 for continued development of various coalbed methane wells in Wyoming.

Cash used by financing activities totaled $28,460 for the three months ended September 30, 2002 versus cash used of $77,000 a year ago. The Company made $516,000 in principal payments to Wells Fargo Bank to satisfy the debt in full. Additionally, the Company reduced its debt to a related party by $12,460 as a result of administrative expense charged to them. On August 6, 2002 the Company entered into a promissory agreement with Samson Exploration N.L. and borrowed $500,000. Under the terms of the agreement the Company is required to pay interest at 10% per annum and a financing fee of 10% of the borrowed funds. The duration of the loan is 120 days and is due on December 4, 2002. The proceeds from the loan were used to retire and satisfy the outstanding debt to Wells Fargo.

                              RESULTS OF OPERATIONS
FIRST QUARTER RESULTS

The Company reported a loss of $210,162, or 2 cents per share, for the three month period ended September 30, 2002. This compares with a loss of $239,867, or 3 cents per share, for the same period a year ago. The decreased loss in the current period is a result of lower overall expenses versus a year ago, despite significantly lower total revenues.

The Company's revenues for the three months ended September 30, 2002 were $252,331 compared to $353,493 during the same period of 2001, a decrease of $101,162, or 29%. The decrease in oil and gas revenues is attributable to disposal of several non-core, non-operated properties throughout the last two quarters.

The Company's total expenses decreased $229,725, or 36%, to $415,547 as compared to $645,272 a year ago. The decrease in overall expenses is largely attributable to lower lease operating expense, abandonment costs, depletion, and exploration expense as discussed below. Production and operating expenses decreased $109,991, or 50%, to $111,204 versus $221,195 for the same period a year ago. The decrease in production and operating expenses was primarily due to disposal of several high cost, non-core, non-operated properties throughout the last two quarters.

No dry holes, abandoned and impaired properties expense was recorded for the three months ended September 30, 2002.

Exploration expenses decreased $31,010, or 66%, to $15,522 from $46,532 a year ago. The decrease is attributable to lower engineering and contract land expenses and no geological and geophysical expenses.

General and administrative costs decreased $18,112, or 7%, to $234,589 as compared to $252,701 for the same period a year ago. The decrease in expenses, though not attributable to any particular expense item, is representative of the Company's ongoing program to lower expenses.

Interest expense decreased $23,286 to $15,274 from $38,560 a year ago. The decrease in interest expense is due to the payment in full on the Company's line of credit on August 8, 2002. Under the terms of the agreement the Company has signed with Samson Exploration N.L., no interest or principal is due until December 4, 2002.

Total other income decreased $98,858, or 190%, to a loss of $46,946 versus income of $51,912 for the same period a year ago. Despite $20,017 in non-core property sales during the quarter, the Company recorded a $92,774 loss on sale of securities as result of the sale of 5,100,000 shares of VP Common Stock in August 2001. (See Footnote 2 to the financial statements.) The decrease was also attributed to the sale of tubing on the McEntire lease in Kansas for $24,900 during the quarter ended September 30, 2001, with no such sales in the current period.

ITEM 3.  Controls and Procedures

Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and participation of the Company's Chief Executive and Principal Financial Officer (the "Officer") of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings, including this report.

Internal Controls

There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation.


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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
               Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               Not applicable

ITEM 5.  OTHER INFORMATION
               Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
               (a) Exhibits - None
               (b) Reports on Form 8-K

         The Company filed a Form 8-K under Item 5 dated August 22, 2002 to report the change of its accountants, and it filed an amendment on Form 8-K/A to correct the designation of that report from Item 5 to
         Item 4.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          KESTREL ENERGY, INC.
                                          ------------------------------------
                                          (Registrant)


Date:   NOVEMBER 14, 2002                 /s/BARRY D. LASKER
     -------------------------            ------------------------------------
                                          Barry D. Lasker, President,
                                          Chief Executive Officer, Principal
                                          Financial  Officer and Director

                                 CERTIFICATIONS


     I, Barry D. Lasker, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Kestrel Energy, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 14, 2002
                                          /S/BARRY D. LASKER
                                          -------------------------------------
                                          Barry D. Lasker, President,
                                          Chief Executive Officer, Principal
                                          Financial  Officer and Director