Form 10-K/A
period 2001-06-30
KESTREL ENERGY INC
filed 2003-01-28
CIK 312842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              |X| YES    | | NO

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

                                TABLE OF CONTENTS

      PART I.................................................................3

      ITEM 1.  BUSINESS......................................................3
        General Description of Business......................................3
        Recent Activities....................................................3
        Operations and Policies..............................................3
        Risk Factors.........................................................4
        Forward-Looking Statements...........................................6
      ITEM 2.  PROPERTIES....................................................6
        Oil and Gas Interests................................................6
        Royalty Interests Under Producing Properties.........................7
        Drilling Activities..................................................7
        Farmout Agreements...................................................8
        Oil and Gas Production, Prices and Costs.............................8
        Customers............................................................8
        Office Facilities....................................................8
      ITEM 3.  LEGAL PROCEEDINGS.............................................8
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........9


      PART II................................................................9

      ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
      STOCKHOLDER MATTERS....................................................9
        Outstanding Shares of Common Stock...................................9
        Stock Price..........................................................9
        Dividend Policy.....................................................10
      ITEM 6.  SELECTED FINANCIAL DATA......................................10
      ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS.............................................10
        Liquidity and Capital Resources.....................................10
        Results of Operations...............................................13
      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...15
      ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................15
      ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE............................................15

      PART III..............................................................16

      ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........16
      ITEM 11.  EXECUTIVE COMPENSATION......................................16
      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT..........................................................16
      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............16

      PART IV...............................................................16

      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
        ON FORM 8-K.........................................................16

      SIGNATURES............................................................18

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

On June 22, 2001, ( the effective date), the Company filed Articles of Merger of Victoria Exploration, Inc. into Kestrel Energy, Inc. pursuant to Section 7-111-104 of the Colorado Revised Statutes. In accordance with the Articles of Merger, on the effective date, Victoria Exploration, Inc. ceased to exist and Kestrel Energy, Inc. became the surviving corporation. Up until June 22, 2001, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Victoria Exploration, Inc. All significant inter company accounts and transactions have been eliminated in consolidation.

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


ITEM 2. PROPERTIES.

OIL AND GAS INTERESTS

The following table describes the Company's leasehold interests in developed and undeveloped oil and gas acreage at June 30, 2001:

                             Total                          Total
                             -----                          -----
                    Developed Acreage (1)(2)      Undeveloped Acreage (1)(2)
        State           Gross        Net           Gross          Net
        ------          -----        ---           -----          ---
       Louisiana           591        248              -0-         -0-
       New Mexico          549        227              -0-         -0-
       Oklahoma          2,887        353              -0-         -0-
       South Dakota        160         20              -0-         -0-
       Texas               993         62              -0-         -0-
       Wyoming           2,636      1,852           36,214      36,214
                         -----      -----           ------      ------
       TOTAL             7,816      2,762           36,214      36,214

       Canada              640         19              -0-         -0-

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

ROYALTY INTERESTS UNDER PRODUCING PROPERTIES

At June 30, 2001, the Company held overriding royalty interests ranging from 0.013% to 9.26% in 124 producing oil and gas wells located on 6,019 gross developed acres in the United States. The royalty interests from these wells produce approximately 1.9 barrels of oil equivalent per day, have a PV(10) value of approximately $69,500 and are included within the Company's Proved Developed Producing reserves category. At June 30, 2000, the Company held overriding royalty interests ranging from 0.013% to 9.26% in 116 producing oil and gas wells located on 6,019 gross developed acres in the United States. At June 30, 1999, the Company also held overriding royalty interest ranging from 0.013% to 9.26% in 116 producing oil and gas wells located on 6,019 gross developed acres in the United States. These figures are included within the Company's Proved Developed Producing reserves category for fiscal 2001, 2000 and 1999. The royalty interests are considered to be immaterial to the Company.

DRILLING ACTIVITIES

The Company participated in drilling eight wells since June 30, 2000. All eight wells were development wells including the Turner 1-23 and 3-14 wells on the Amber leasehold in Grady County, Oklahoma and six coal bed methane wells in Campbell County, Wyoming.

Kestrel Energy, Inc. owned interests in net exploratory and net development wells for the years ended June 30, 2001, 2000 and 1999 as set forth below. This information does not include wells drilled under farmout agreements.

                                      United States                     Australia
                             ----------------------------      ---------------------------
                             6/30/01    6/30/00   6/30/99      6/30/01   6/30/00   6/30/99
Net Exploratory Wells: (1)
   Dry (2)                      -           -         -            -         -        0.06
   Productive (3)               -          2.0        -            -         -        0.03
                             -------    -------   -------      -------   -------   -------
                                -          2.0        -            -         -        0.09
                             =======    =======   =======      =======   =======   =======

Net Development Wells: (1)
   Dry (2)                      -           -         -            -         -         -
   Productive (3)              1.76        0.84      0.25          -         -         -
                             ------     -------   -------      -------   -------   -------
                               1.76        0.84      0.25          -         -         -
                             ======     =======   =======      =======   =======   =======

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


      Fiscal Year June 30, 2000                       Sales Price
                                                      -----------
                                                High               Low
                                                ----               ---
      First Quarter                            $3.25              $1.06
      Second Quarter                            3.25               2.00
      Third Quarter                             3.50               2.50
      Fourth Quarter                            3.62               1.75

      Fiscal Year June 30, 2001                       Sales Price
                                                      -----------
                                                High               Low
                                                ----               ---
      First Quarter                            $3.43              $1.38
      Second Quarter                            2.41               1.56
      Third Quarter                             2.00               1.06
      Fourth Quarter                            1.89                .75

DIVIDEND POLICY

While there are no covenants or other aspects of any finance agreements or bylaws that restrict the declaration or payment of cash dividends, the Company has not paid any dividends on its common stock and does not expect to do so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

The summary of selected financial data for the Company for its last five fiscal years is as follows:

                                                              Years ended June 30,

                                   2001              2000             1999              1998              1997
                                   ----              ----             ----              ----              ----
Oil and Gas Sales             $  2,195,189      $  1,061,638     $    632,030      $    895,017      $  1,278,502
Total Revenue                    2,328,958         2,993,459          772,795         1,204,261         1,420,056

Net Earnings (Loss)               (104,371)          943,977       (1,441,424)       (2,018,692)       (1,312,365)


Basic Earnings (Loss) per
  Share                               (.01)              .14             (.32)             (.46)             (.56)

Diluted Earnings (Loss)
  Per Share                           (.01)              .13             (.32)             (.46)             (.56)

At June 30,
Total Assets                    12,911,302        12,270,459        4,059,234         5,560,022         7,638,626
Stockholders' Equity            10,756,633        10,806,435        3,966,297         5,398,346         7,432,443


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

       Working Capital and Cash Flows: Net working capital deficit at June 30, 2001, was $1,750,853 compared to a working capital deficit of $748,831 at June 30, 2000 and positive working capital of $560,207 at June 30, 1999. The decrease in working capital of $1,002,021 resulted from short term borrowings on the Company's line of credit which allowed the Company to re-complete the Greens Canyon 27-3 well and to fund the drilling of eight development wells in Oklahoma. The Company restructured the line of credit with Wells Fargo Bank in May 2001 and anticipates renewing that line by October 31, 2001.

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

       Debt Obligations: The Company had no long-term debt at June 30, 2001, 2000 and 1999.

       Reserves and Future Cash Flows: For the fiscal year ended June 30, 2001, the Company's proved oil reserves decreased approximately 32,000 bbls. to 356,000 bbls., or 8%, from 388,000 in 2000. The Company's proved gas reserves decreased 11,133 Mmcf to 13,384 Mmcf, or 45%, from 24,517 Mmcf in 2001. The decrease in proved reserves is primarily attributable to a reduction in the go-forward working interest in the Company's greens canyon project from 100% to 30%. Accordingly, a significant reduction in gas reserve of 10.34 bcf was recorded. Additionally, the poor performance of the Greens Canyon field during the year resulted in a further reduction of 1.88 bcf of proved gas reserves, which was offset, in part, by an increase in reserves of 1.1 bcf principally from 2 additional wells at the Amber Northeast field in Grady County, Oklahoma.

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

             10.6*        Articles of Merger for Victoria Exploration, Inc.

             23.1*         Consent of KPMG LLP

             23.2         Consent of Sproule Associates Inc.

             99.1         Certification of President and Principal Financial
                          Officer

       * Previously filed

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

                                             KESTREL ENERGY, INC.
                                             (Registrant)

Date:  January 28, 2003
                                             By: /s/ BARRY D. LASKER
                                                -------------------------------
                                                Barry D. Lasker, President,
                                                Chief Executive Officer,
                                                Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  January 28, 2003                      By: /s/ BARRY D. LASKER
                                                -------------------------------
                                                Barry D. Lasker, President,
                                                Chief Executive Officer,
                                                Chief Financial Officer

Date:  January 28, 2003                      By: /s/ ROBERT J. PETT
                                                -------------------------------
                                                Robert J. Pett, Chairman of
                                                the Board

Date:  January 28, 2003                      By: /s/ KENNETH W. NICKERSON
                                                -------------------------------
                                                Kenneth W. Nickerson, Director

Date:  January 28, 2003                      By: /s/ JOHN T. KOPCHEFF
                                                -------------------------------
                                                John T. Kopcheff, Director

Date:  January 28, 2003                      By: /s/ MARK A. E. SYROPOULO
                                                -------------------------------
                                                Mark A. E. Syropoulo, Director

Date:  January 28, 2003                      By: /s/ TIMOTHY L. HOOPS
                                                -------------------------------
                                                Timothy L. Hoops, Director

Date:  ________________                      By:
                                                -------------------------------
                                                Neil T. MacLachlan, Director

                                  CERTIFICATION


      I, Barry D. Lasker, certify that:

      1. I have reviewed this Annual Report on Form 10-K/A of Kestrel Energy, Inc.;

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

Date: January 28, 2003



 /s/ BARRY D. LASKER
------------------------
Barry D. Lasker
President, Chief Executive Officer and
Principal Financial Officer

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



Denver, Colorado
September 14, 2001

                              KESTREL ENERGY, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             June 30, 2001 and 2000

                       ASSETS                                  2001                    2000
                                                               -----                   -----
Current assets:
  Cash and cash equivalents                               $       119,025        $       502,034
  Accounts receivable                                             278,834                181,075
  Related party receivable                                             --                    524
  Other current assets                                              5,957                 31,560
                                                           --------------         --------------
           Total current assets                                   403,816                715,193
                                                           --------------         --------------
Property and equipment, at cost:
  Oil and gas properties, successful
   efforts method of accounting (note 8):
      Unproved                                                    217,941                353,027
      Proved                                                   12,398,775             10,933,518
  Pipeline and facilities                                         807,851                772,164
  Furniture and equipment                                         143,724                138,970
                                                           --------------         --------------
                                                               13,568,291             12,197,679

  Accumulated depreciation and depletion                       (3,190,983)            (2,833,816)
                                                           --------------         --------------
           Net property and equipment                          10,377,308              9,363,863
                                                           --------------         --------------
Investment in related party (note 2)                            2,130,178              2,191,403
                                                           --------------         --------------
                                                          $    12,911,302        $    12,270,459
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

                              KESTREL ENERGY, INC.
                                AND SUBSIDIARIES

         Consolidated Statements of Operations and Comprehensive Income

                    Years ended June 30, 2001, 2000 and 1999

                                              2001             2000            1999
                                              -----            -----           -----
Revenue:
  Oil and gas sales                      $  2,195,819        1,061,638          632,030
  Gain (loss) on sale of
    property and equipment                     12,719        1,816,018             (788)
  Gain on sale of
    available-for-sale securities               3,440               --               --
  Interest income                               5,839           50,875           76,490
  Other, net                                  111,141           64,928           65,063
                                          -----------      -----------      -----------
           Total revenue                    2,328,958        2,993,459          772,795
                                          -----------      -----------      -----------

Costs and expenses:
  Lease operating expenses                    920,692          449,245          412,628
  Dry holes, abandoned and
    impaired properties                       101,459           25,125          388,612
  Exploration expenses                        101,131          390,575          460,336
  Depreciation and depletion                  284,710           97,986          174,414
  General and administrative                  898,430        1,086,551          778,229
  Interest expense                            126,907               --               --
                                         ------------      -----------      -----------
           Total costs and expenses         2,433,329        2,049,482        2,214,219
                                         ------------      -----------      -----------
           Net earnings (loss)               (104,371)         943,977       (1,441,424)

Other comprehensive income (loss)-
  unrealized gain (loss) from
  available-for-sale securities                26,431               --                -
                                         ------------      -----------      -----------

           Comprehensive income
            (loss)                      $     (77,940)         943,977       (1,441,424)
                                         ============      ===========      ===========
Basic earnings (loss) per share         $        (.01)            0.14            (0.32)
                                         ============      ===========      ===========
Diluted earnings (loss) per share       $       (0.01)            0.13            (0.32)
                                         ============      ===========      ===========
Weighted average number of
  common shares outstanding                 7,684,110        6,787,104        4,451,833
                                         ============      ===========      ===========

See accompanying notes to consolidated financial statements.

                              KESTREL ENERGY, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                    Years ended June 30, 2001, 2000 and 1999

                                                                                              Accumulated
                                                   Common stock                                  other            Total
                                         -----------------------------      Accumulated      comprehensive    stockholders'
                                            Shares          Amount           deficit            income           equity
                                         ------------    -------------     ------------    ----------------   -------------
Balance June 30, 1998                       4,431,000    $  13,139,349      (7,741,003)                --        5,398,346

Shares issued for property                     25,000            9,375               -                 --            9,375
Net loss                                           --               --      (1,441,424)                --       (1,441,424)
                                         ------------     ------------     ------------      ------------     ------------
Balance June 30, 1999                       4,456,000       13,148,724      (9,182,427)                --        3,966,297

Common shares issued, net of offering
  costs of $158,158 (note 4)                3,204,000        5,878,842              --                 --        5,878,842
Exercise of stock options (note 4)             20,000           15,000              --                 --           15,000
Stock options issued as compensation               --            2,319              --                 --            2,319
Net earnings                                       --               --         943,977                 --          943,977
                                         ------------     ------------     ------------      ------------     ------------
Balance June 30, 2000                       7,680,000       19,044,885      (8,238,450)                --       10,806,435

Adjustment for previously issued
  and unrecorded shares (note 4)                  200               --              --                 --               --
Common shares issued (note 4)                  20,000           24,800              --                 --           24,800
Stock options issued as compensation               --            3,338              --                 --            3,338
Unrealized gain on securities
  classified as available for sale                 --               --              --             26,431           26,431
Net loss                                           --               --        (104,371)                --         (104,371)
                                         ------------     ------------     -----------       ------------     ------------
Balance June 30, 2001                       7,700,200    $ 19,073,023       (8,342,821)             26,431       10,756,633
                                         ============     ============     ===========       ============     ============


See accompanying notes to consolidated financial statements.

                              KESTREL ENERGY, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Years ended June 30, 2001, 2000 and 1999

                                                         2001                2000                1999
                                                       --------            --------            --------
Cash flows from operating activities:
  Net earnings (loss)                               $    (104,371)            943,977          (1,441,424)
  Adjustments to reconcile net income (loss)
    to net cash provided (used)
    by operating activities:
      Depreciation and depletion                          284,710              97,986             174,414
      Abandoned and impaired properties                   101,459                  --             244,097
      Gain on sale of available-for-sale
        securities                                         (3,440)                 --                  --
      Loss (gain) on sale of property
        and equipment                                     (12,719)         (1,816,018)                788
      Noncash compensation expense for
        stock options issued                                3,338               2,319                  --
      Changes in operating assets and
        liabilities, net of dispositions:
        (Increase) decrease in accounts
           receivable                                     (97,759)            (70,195)             55,688
        (Increase) decrease in related
           party receivables                                  524              59,482             333,169
        (Increase) decrease in other
           current assets                                  25,603              55,476             (50,388)
        Increase (decrease) in accounts
           payable - trade                             (1,297,965)          1,378,036             (92,237)
        Increase (decrease) in accounts
           payable - related party                         16,998             (10,773)             20,172
        Increase (decrease) in accrued
           liabilities                                     89,612               5,824               3,326
                                                     ------------        ------------        ------------
             Net cash provided (used) by
             operating activities                        (994,010)            646,114            (752,395)
                                                     ------------        ------------        ------------

Cash flows from investing activities:
  Capital expenditures                                 (1,384,692)         (6,728,902)         (1,556,650)
  Proceeds from sale of securities                         91,096                  --           2,330,831
  Proceeds from sales of property
    and equipment                                          22,597             296,000               1,000
                                                     ------------        ------------        ------------
             Net cash provided (used) by
             investing activities                      (1,270,999)         (6,432,902)            775,181
                                                     ------------        ------------        ------------
Cash flows from financing activities:
  Net proceeds from line of credit                      1,882,000                                      --                  --
  Proceeds from issuance of common stock,
    net of offering costs                                      --           5,878,842                  --
  Proceeds from exercise of stock options                      --              15,000                  --
                                                     ------------        ------------         -----------

             Net cash provided by financing
             activities                                 1,882,000           5,893,842                  --
                                                     ------------        ------------        ------------
             Net increase (decrease) in
             cash and cash equivalents                   (383,009)            107,054              22,786

Cash and cash equivalents, beginning of year              502,034             394,980             372,194
                                                     ------------         -----------        ------------
Cash and cash equivalents, end of year              $     119,025             502,034             394,980
                                                     ============         ===========        ============
Supplemental cash flow information -- cash
  paid for interest                                 $     113,084                  --                  --
                                                     ============         ===========        ============
Supplemental disclosure of noncash
  investing activities:
      Common stock issued for property
      and equipment                                 $      24,800                  --                  --
                                                     ============         ===========        ============
      Unrealized holding gain on
      available-for-sale securities                 $      26,431                  --                  --
                                                     ============         ===========        ============

See accompanying notes to consolidated financial statements.

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

         Victoria Petroleum N. L. (VP) owns 18% of the common shares of the Company and the Company owns 15% of VP at June 30, 2000.

     (b) PRINCIPLES OF CONSOLIDATION

         Up until June 22, 2001, the consolidated financial statements included the accounts of the Company and its wholly owned subsidiary, Victoria Exploration, Inc. (Victoria). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         The following sets forth the calculation of basic and diluted earnings
         (loss) per common share for the years ended June 30:

                                                2001 (1)    2000 (2)     1999 (3)
                                               ----------  ----------  -----------
         Net earnings (loss)                  $ (104,371)    943,977   (1,441,424)
                                               ==========  ==========  ===========

         Weighted average common shares
           outstanding during the period       7,684,110   6,787,104    4,451,833

         Add dilutive effects of -
           employee options                           --     408,174           --
                                              ----------  ----------  -----------

         Weighted average common shares
           outstanding during the period
           including the effects of
           dilutive securities                 7,684,110   7,195,278   4,451,833
                                              ==========  ==========  ==========

         Basic earnings (loss) per common
           share                             $     (0.01)       0.14        (0.32)
                                              ==========  ==========  ===========

         Diluted earnings (loss) per
           common share                      $     (0.01)       0.13        (0.32)
                                              ==========  ==========  ===========

         (1) At June 30, 2001, all outstanding options were excluded from the computation of diluted loss per share for the year ended June 30, 2001. The effect of the assumed exercises of these options was antidilutive.

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

     (j) RECENTLY ISSUED ACCOUNTING STANDARDS AND PRONOUNCEMENTS

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

     (k) RECLASSIFICATION

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

                                                   Years Ended June 30,
                                         ------------------------------------------
                                            2001           2000           1999
                                         ------------   ------------   ------------
            Net earnings (loss):
               As reported               $(104,371)       943,977      (1,441,424)
               Pro forma                  (346,240)       305,625      (1,605,422)

            Earnings (loss) per share:
               As reported                 (0.01)          0.14          (0.32)
               Pro forma                   (0.05)          0.05          (0.36)

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

         A summary of the status of the Company's fixed stock options plan as of June 30, 2001, 2000 and 1999, and changes during the years then ended is presented below:

                                       2001                             2000                             1999
                           ---------------------------     ----------------------------     ----------------------------
                                             Weighted                        Weighted                         Weighted
                                             Average                         Average                           Average
                                            Exercise                        Exercise                          Exercise
    Fixed Options             Shares          Price           Shares          Price           Shares            Price
----------------------     -----------     -----------     -----------     ------------     ------------     -----------
Outstanding at
   beginning of
   year                     1,133,964      $  1.60            691,758      $   1.69             625,616      $  2.55
Granted                       135,000         1.85            472,206          1.43             510,642         1.64
Exercised                          --            --           (20,000)         .75                   --            --
Cancelled                          --            --                --          --              (439,000)        2.94
Expired                      (120,000)        2.14            (10,000)         1.03              (5,500)        2.20
                           -----------     -----------     -----------     ------------     ------------     -----------

Outstanding at end
   of year                  1,148,964      $  1.58          1,133,964      $   1.60             691,758      $  1.69
                           ===========                     ===========                      ============

Options exercisable
   at year end              1,123,964                       1,133,964                           691,758
Weighted average
   fair value of
   options granted
   during the year         $   1.79                        $   1.35                         $   0.87

         The following table summarizes information about fixed stock options outstanding at June 30, 2001 (of which 1,123,964 are exercisable):

                                                 Weighted
                                                  average
                                                 remaining              Weighted
  Range of exercise          Number             contractual              average
        price              outstanding        life (in years)        exercise price
--------------------      -------------      -----------------      ----------------
$   0.50 - 1.10              165,000                7.8             $     0.89
    1.25 - 1.38              483,706                7.7                   1.37
    1.88 - 2.08              470,258                4.4                   1.97
    2.25 - 3.00               30,000                3.5                   2.76
                          -------------

$   0.50 - 3.00            1,148,964                6.3             $     1.58
                          =============

(5)  INCOME TAXES

     At June 30, 2001 and 2000, the Company's significant deferred tax assets and liabilities are as follows:

                                                       2001          2000
                                                    -----------   -----------
      Deferred tax assets:
        Net operating loss carryforwards         $   3,383,000     3,055,000
        Depletion carryforwards                        225,000       188,000
        Oil and gas properties, principally
          due to differences in depreciation,
          depletion and impairment                      30,000        10,000
                                                    -----------   -----------
                                                     3,638,000     3,253,000

      Deferred liabilities:
        Oil and gas properties, principally due
          due to differences in depreciation,
          depletion and impairment                   (564,000)     (493,000)
        Investment in related parties                       --      (584,000)
                                                    -----------   -----------
                                                      (564,000)   (1,077,000)
                                                    -----------   -----------
      Valuation allowance                           (3,074,000)   (2,176,000)
                                                    -----------   -----------
            Net deferred tax assets              $          --            --
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

     Future minimum rental commitments under noncancelable operating leases as of June 30, 2001 are as follows:

                     Fiscal year:
                       2002                      $    67,655
                       2003                           46,736
                       2004                            1,929
                                                    -----------
                                                 $   116,320
                                                    ===========

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

(8)  DISCLOSURES ABOUT CAPITALIZED COSTS, COSTS INCURRED AND MAJOR CUSTOMERS

     Capitalized costs related to oil and gas-producing activities are as follows:

                                                        June 30,
                                                -------------------------
                                                   2001          2000
                                                -----------   -----------
      Unproved - Domestic                     $    217,941       353,027
      Proved                                    12,398,775    10,933,518
                                                -----------   -----------

                                                12,616,716    11,286,545

      Accumulated depletion and impairment      (3,039,413)   (2,747,285)
                                                -----------   -----------

                                              $  9,577,303     8,539,260
                                                ===========   ===========

     Costs incurred in oil and gas producing activities for the years ended June 30, 2001, 2000 and 1999 were approximately as follows:

                                                   2001           2000          1999
                                              -----------    -----------   -----------
      Unproved property acquisition costs     $   13,557        208,827       127,557
      Proved property acquisition costs           38,594            500         2,752
      Development costs                          523,668        100,300        71,819
      Exploration costs                          654,035      5,631,600     1,345,487

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

     During fiscal 2001, the Company spent approximately $514,000 converting proved undeveloped reserves at Amber field (2 wells) and Wagensen Waterflood field (4 wells) into proved producing reserves. During fiscal 2000, the Company spent approximately $100,000 converting proved undeveloped reserves at Poitevent Federal into proved producing reserves. During fiscal 1999, the Company did not spend any money converting proved undeveloped reserves into proved producing reserves.

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

     Estimated net quantities of proved developed and undeveloped reserves of oil and gas for the years ended June 30, 2001, 2000 and 1999 are as follows:

                                          2001                          2000                         1999
                                --------------------------   ---------------------------   ------------------------
                                   Oil           Gas             Oil          Gas            Oil          Gas
                                  (BBLS)        (MCF)          (BBLS)        (MCF)          (BBLS)       (MCF)
                                ----------   -------------   -----------   -------------   ----------   -----------
     Beginning of year           388,000       24,517,000      288,000       6,334,000      222,000      3,483,000
     Revisions of previous
       quantity estimates        (13,000)     (12,739,000)     136,000         684,000       89,000        482,000
     Extensions, discoveries
       and improved recovery          --        1,956,000           --      18,053,000        2,000      2,677,000
     Sales of reserves in place       --               --      (16,000)       (336,000)      (1,000)            --
     Production                  (19,000)        (350,000)     (20,000)       (218,000)     (24,000)      (308,000)
                                ----------   -------------   -----------   -------------   ----------   -----------
     End of year                 356,000       13,384,000      388,000      24,517,000      288,000      6,334,000
                                ==========   =============   ===========   =============   ==========   ===========
     Proved developed
       reseves-end of year       283,000        6,189,000      315,000       8,630,000      213,000      3,469,000
                                ==========   =============   ===========   =============   ==========   ===========

     STANDARDIZED MEASURE OF DISCOUNTED FUTURE
     NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

     Future net cash flows presented below are computed using year-end prices and costs. Future corporate overhead expenses and interest expense have not been included.

                                                             2001               2000               1999
                                                       ---------------    ---------------    ---------------
     Future cash inflows                              $   46,149,000        107,497,000         16,549,000
     Future costs:
       Production                                        (13,843,000)       (26,027,000)        (6,597,000)
       Development                                        (4,659,000)       (10,487,000)        (1,090,000)
                                                       ---------------    ---------------    ---------------
     Future net cash flows                                27,647,000         70,983,000          8,862,000
     10% discount factor                                 (13,822,000)       (34,980,000)        (4,583,000)
                                                       ---------------    ---------------    ---------------
             Standardized measure of discounted
                future net cash flows                 $   13,825,000         36,003,000          4,279,000
                                                       ===============    ===============    ===============

     To achieve the 2002 future cash inflows, the capital expenditure of approximately $2.4 mm in fiscal 2002, $1.7 mm in fiscal 2003 and $1.7 mm in fiscal 2004 will be required to develop existing proved undeveloped reserves.

     The principal sources of changes in the standardized measure of discounted future net cash flows during the years ended June 30, 2001, 2000 and 1999, are as follows:

                                                                2001              2000               1999
                                                           ---------------    --------------     --------------
     Beginning of year                                    $   36,003,000         4,279,000          2,877,000
     Sales of oil and gas produced during the period,
       net of production costs                                (1,275,000)         (612,000)          (219,000)
     Net change in prices and production costs               (16,108,000)        5,988,000            216,000
     Changes in estimated future development costs             3,319,000          (248,000)           (80,000)
     Extensions, discoveries and improved recovery             1,852,000        22,850,000          1,656,000

                                                               2001              2000               1999
                                                           ---------------    --------------     --------------
     Revisions of previous quantity estimates and
       other                                                 (13,566,000)        3,510,000           (414,000)
     Sales of reserves in place                                       --          (192,000)                --
     Purchase of reserves in place                                    --                --            (45,000)
     Accretion of discount                                     3,600,000           428,000            288,000
                                                           ---------------    --------------     --------------
     End of year                                          $   13,825,000        36,003,000          4,279,000
                                                           ===============    ==============     ==============

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

     The complete definition of proved oil and gas reserves appears at Regulation S-X 4-10(a)(2), 17 CFR 210.4-10(a)(2). The complete definition of proved developed oil and gas reserves appears at Regulation S-X 4-10(a)(3), 17 CFR 210.4-10(a)(3). The complete definition of proved undeveloped reserves appears at Regulation S-X 4-10(a)(4), 17 CFR 210.4-10(a)(4). These regulations are available on the SCC's website, www.scc.gov/divisions/corpfin/forms/regsx.htm#gas.
     -------------------------------------------------