Form 10QSB
period 2002-12-31
KESTREL ENERGY INC
filed 2003-02-19
CIK 312842

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                   For the period ended DECEMBER 31, 2002
                                        ------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from                   to
                                    -----------------    --------------

                         Commission File Number: 0-9261

                              KESTREL ENERGY, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                   COLORADO                             84-0772451
     -------------------------------       ------------------------------------
     (State of other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

  999 18TH STREET, SUITE 2490, DENVER, CO                   80202
  ---------------------------------------          -------------------------
  (Address of principal executive offices)               (Zip Code)

                                 (303) 295-0344
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Check whether the (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            |X| Yes             |_|No



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of common stock, as of December 31, 2002:
                                                                 9,115,200
                                                                 ---------

                              KESTREL ENERGY, INC.


                     INDEX TO UNAUDITED FINANCIAL STATEMENTS


                                                                            PAGE

PART I. FINANCIAL INFORMATION


     ITEM 1. Financial Statements

             Balance Sheets as of December 31, 2002 and June 30, 2002,
             unaudited                                                     3

             Statements of Operations for the Three Months
             Ended December 31, 2002 and 2001, unaudited                   4

             Statements of Cash Flows for the Six Months Ended
             December 31, 2002 and 2001, unaudited                         5

             Notes to Financial Statements, unaudited                      6


     ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         7-8


     ITEM 3. Controls and Procedures                                       9


PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings                                             9

     ITEM 2. Changes in Securities                                         9

     ITEM 3. Defaults Upon Senior Securities                               9

     ITEM 4. Submission of Matters to a Vote of Security Holders           9

     ITEM 5. Other Information                                             9

     ITEM 6. Exhibits and Reports of Form 8-K                              9

     Signatures                                                           11

     Certification                                                     12-13

                          PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements
KESTREL ENERGY, INC.
BALANCE SHEETS AS OF DECEMBER 31, 2002 AND JUNE 30, 2002
(Unaudited)
                                                December 31,        June 30,
ASSETS                                              2002               2002
------------------------------------------      ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                     $     59,993      $     56,548
  Accounts receivable                                170,595           209,016
  Other assets                                         1,118             1,268
  Investment in related party                        254,250           356,125
                                                ------------      ------------

      Total current assets                           485,956           622,957
                                                ------------      ------------

PROPERTY AND EQUIPMENT, AT COST:
  Oil and gas properties, successful
    efforts method of accounting:
      Unproved                                       216,349           215,892
      Proved                                      10,804,439        11,062,848
  Pipeline and facilities                            807,851           807,851
  Furniture and equipment                            111,095           135,387
                                                ------------      ------------
                                                  11,939,734        12,221,978
  Accumulated depreciation and depletion          (8,616,068)       (8,880,924)
                                                ------------      ------------
      Net property and equipment                   3,323,666         3,341,054
                                                ------------      ------------

                                                $  3,809,622      $  3,964,011
                                                ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit, bank                         $          0      $    516,000
   Loan from related party                            33,131            58,369
   Note payable-other                                500,000                 -
   Accounts payable-trade                            390,607           242,207
   Accrued liabilities                               186,369            81,268
                                                ------------      ------------
      Total current liabilities                    1,110,107           897,844

STOCKHOLDERS' EQUITY:
  Preferred Stock, $1 par value;
    1,000,000 shares authorized, none issued               -                 -
  Common Stock, no par value; 20,000,000
    shares authorized, 9,115,200 issued and
    outstanding at December 31, 2002 and
    June 30, 2002, respectively                   20,043,907        20,043,907
  Accumulated other comprehensive (loss)            (476,218)         (523,358)
  Accumulated (deficit)                          (16,868,174)      (16,454,382)
                                                ------------      ------------
      Total stockholders' equity                   2,699,515         3,066,167
                                                ------------      ------------

                                                $  3,809,622      $  3,964,011
                                                ============      ============



               See accompanying notes to financial statements.

KESTREL ENERGY, INC.
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
(Unaudited)



                                                        Three months ended                Six months ended
                                                             December 31,                    December 31,
                                                          2002           2001             2002           2001
                                                     -----------     -----------      -----------     ----------

REVENUE:
  Oil and gas sales                                  $   249,659     $   214,219      $   501,990     $  567,712

COSTS AND EXPENSES:
  Lease operating Expenses                               160,316         169,698          271,520        390,893
  Dry holes, abandoned and impaired properties                 -           1,492                -         29,209
  Exploration expenses                                     3,893          67,632           19,415        114,164
  Depreciation and depletion                              30,543          59,208           69,501        117,775
  General and administrative                             210,684         197,604          445,273        450,305
  Interest / loan expense                                 64,539          25,234           79,813         63,794
                                                     -----------     -----------      -----------     ----------
         TOTAL COSTS AND EXPENSES                        469,975         520,868          885,522      1,166,140
                                                     -----------     -----------      -----------     ----------

OTHER INCOME (EXPENSE):

  Gain (loss) on sale of property and equipment            1,852               -           21,869              -
  Gain(loss) on sale of available-for-sale
    securities                                                 -        (226,520)         (92,774)     (220,531)
  Interest                                                     -              16            4,010          2,070
  Other, net                                              14,834          18,663           36,635         62,532
                                                     -----------     -----------      -----------     ----------
                                                          16,686       (207,841)          (30,260)      (155,929)
                                                     -----------     -----------      -----------     ----------

         NET LOSS                                    $  (203,630)    $  (514,490)     $  (413,792)    $ (754,357)
                                                     -----------     -----------      -----------     ----------

  OTHER COMPREHENSIVE INCOME (LOSS)
    Unrealized gain (loss) from available-for-sale
    securities                                           (17,250)              -           47,140       (565,738)
                                                     -----------     -----------      -----------     ----------

  Comprehensive loss                                    (220,880)       (514,490)        (366,652)    (1,320,095)
                                                     ===========     ===========      ===========     ==========

         Net Loss Per Common Share                   $     (0.02)    $     (0.07)     $     (0.05)    $    (0.10)
                                                     ===========     ===========      ===========     ==========

         WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING                            9,115,200       7,700,200        9,115,200      7,700,200
                                                     ===========     ===========      ===========     ==========


               See accompanying notes to financial statements.

KESTREL ENERGY, INC.
STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001 (Unaudited)

                                                                        2002              2001
                                                                    -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $  (413,792)     $  (754,357)

Adjustments to reconcile net loss to net cash used in operating activities:

Dry holes, abandoned and impaired properties                                  -            2,050
(Gain) loss on disposal of property                                     (21,869)               -
(Gain) loss on sale of available-for-sale securities                     92,774          220,531
Depreciation and depletion                                               69,501          117,775
(Increase) decrease in accounts receivable                               38,421          124,168
(Increase) decrease in due from related party                                 -           (6,003)
(Increase) decrease in other current assets                                 150                -
Increase (decrease) in accounts payable, trade                          148,400          203,769
Increase (decrease) in accounts payable, related party                  (25,238)         (26,397)
Increase (decrease) in accrued liabilities                               34,224          (26,629)
Noncash interest / fee expense                                           73,537                -
                                                                    -----------      -----------

         Net cash (used in) provided by operating activities             (3,892)        (145,093)
                                                                    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures/acquisition of properties                          (52,921)         (75,096)
Proceeds from sale of securities                                         56,241          360,921
Proceeds from sale of property                                           20,017                -
                                                                    -----------      -----------

         Net cash (used in) provided by investing activities             23,337          285,825
                                                                    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related party                                                    -          350,000
Proceeds from issuance of debt                                          500,000                -
Repayments of borrowings                                               (516,000)        (526,000)
                                                                    -----------      -----------

         Net cash provided by (used in) financing activities            (16,000)        (176,000)
                                                                    -----------      -----------

Net increase (decrease) in cash and cash equivalents                      3,445          (35,268)
Cash and cash equivalents at the beginning of the period                 56,548          119,025
                                                                    -----------      -----------
Cash and cash equivalents at the end of the period                  $    59,993      $    83,757
                                                                    ===========      ===========
Cash paid for interest                                              $     6,276      $    76,618
                                                                    ===========      ===========

SELECTED NON CASH ACTIVITIES:

Unrealized gain (loss) on available-for sale securities                 (17,250)               -
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

      In the opinion of management, the accompanying interim unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of December 31, 2002, the results of operations for the periods shown in the statements of operations, and the cash flows for the periods shown in the statements of cash flows. All adjustments made are of a normal recurring nature.

2.    Investment in Related Party

      The investment in Victoria Petroleum, NL ("VP") Common Stock is classified as available-for-sale. Net unrealized gains and losses on the investment are recorded to Other Comprehensive Income or Loss. At December 31, 2002, the unrealized loss on the investment was $476,218. As of June 30, 2002, there was an unrealized loss on the investment of $523,358. The Company sold 5,100,000 shares in August 2002, which resulted in a loss on sale of $92,774. Proceeds of $56,241 were received on the sale. As of December, 2002, the Company owned 25,000,000 shares of VP, which secure the loan with Samson Exploration N.L.

3.    Line of Credit

      On February 21, 2000, the Company entered into a Line of Credit agreement with Wells Fargo Bank West N.A., which provided the Company a borrowing base of $600,000 with interest at Wells Fargo prime rate plus 2.5%. On September 27, 2000, the Company and Wells Fargo amended the Line of Credit Agreement to provide the Company a borrowing base of $2,000,000 and reduced the interest rate to 1.5% over prime. In May 2001, the Company restructured its line of credit agreement with Wells Fargo. Under the prior terms the Company had a borrowing base of $2,000,000 with interest paid monthly. The new agreement lowered the borrowing base to $1,400,000 and required the Company to reduce the principal balance on the line of credit to $1,400,000 by October 31, 2001 with interest on the outstanding balance paid monthly. The Company reduced the outstanding balance to $1,396,000 by October 31, 2001. The Company finalized the restructuring of the line of credit with Wells Fargo in November 2001, which called for principal payments of $1,340,000 by October 31, 2002. On August 8, 2002, the Company repaid Wells Fargo in full including all accrued interest and fees. The line of credit was secured by deeds of trust on various oil and gas producing properties held by us. On August 6, 2002 the Company entered into a loan agreement with Samson Exploration N.L. and borrowed $500,000, pursuant to a promissory note. Under the terms of the agreement the Company is required to pay interest at 10% per annum and a financing fee of 10% of the borrowed funds. The proceeds from the loan were used to retire and satisfy the outstanding debt to Wells Fargo. On February 4, 2003, the Company repaid Samson Exploration in full including all accrued interest and fees with $327,143.15 in cash and the transfer of the Company's remaining 25,000,000 shares of Victoria Petroleum stock. On January 24, 2002 the Company entered into a promissory agreement with R&M Oil and Gas LTD and borrowed $400,000. Under the terms of the agreement the note is due on January 31, 2005 and the Company is required to pay interest at 12.5% per annum. The proceeds from the loan were used to retire and satisfy the outstanding debt to Samson Exploration and reduce the Company's accounts payable position.

      ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                         LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, the Company had a working capital deficit of $624,151. This compares to the Company's working capital deficit of $274,887 as of June 30, 2002. The increase in working capital deficit of $349,264 was largely attributable to a decrease in value of available for sale securities of $101,875, a decrease in trade accounts payable of $148,400. In order for the Company to fund its working capital deficit, steps could include further sales of existing non-core properties, sale of shares of the Company's common stock, and further reductions of general and administrative expenses.

Net cash used in operating activities was $3,892 for the six months ended December 31, 2002, a decrease of $141,201 over cash used by operations of $145,093 for the same period in 2001. Accounts receivable decreased $38,421, or 18%, to $170,595 during the period as compared to a decrease of $124,168 a year ago. The decrease in accounts receivable was primarily attributable to lower oil and gas revenues as a result of lower production levels due to the sale of several non-core properties during the year. Accounts payable increased $148,400, or 61%, to $390,607 during the period versus an increase of $203,769, or 168%, during the same period a year ago. The increase in payables reflects the Company's liquidity problems as a result of lower oil and gas prices during the year and its requirement to pay down debt levels. Accrued liabilities increased $34,224, or 80%, to $77,151 versus a decrease of $26,628 in 2001. Accounts payable to a related party decreased $25,239, or 100%, as the Company, through overhead charges, repaid advances from an affiliated Company. The Company, as a result of these overhead charges, now has a loan to a related party of $33,131. Pursuant to this arrangement, the Company has billed the related party approximately $13,950 per quarter for overhead and personnel.

Net cash provided by investing activities was $23,337 for the six months ended December 31, 2002, versus cash provided of $285,825 for the same period in 2001. The decrease of $262,488 was primarily due to lower sales of securities of Victoria Petroleum, NL Common Stock during the six month period. The Company generated only $56,241 from these sales this period versus $360,921 during the same period last year. Gain on disposal of property increased $20,017, or 100%, during the period. There was no gain or loss on the disposal of property for the 6 month period ended September 30, 2001.

Cash used in financing activities totaled $16,000 for the six months ended December 31, 2002 versus cash used of $176,000 a year ago. The Company made $516,000 in principal payments to Wells Fargo Bank to satisfy the debt in full. Additionally, the Company reduced its debt to a related party by $25,238 as a result of administrative expense charged to them. On August 6, 2002, the Company entered into a promissory agreement with Samson Exploration N.L. and borrowed $500,000. Under the terms of the agreement the Company was required to pay interest at 10% per annum and a financing fee of 10% of the borrowed funds. The duration of the loan was 120 days and was due on December 4, 2002. The proceeds from the loan were used to retire and satisfy the outstanding debt to Wells Fargo. By mutual agreement the loan from Samson Exploration was extended to January 24, 2003. On February 4, 2003, the Company repaid Samson Exploration in full including all accrued interest and fees, with $327,143.15 in cash and the Company's remaining 25,000,000 shares of Victoria Petroleum stock. On January 24, 2002, the Company entered into a promissory agreement with R&M Oil and Gas, LTD, a limited partnership in which on of the Company's directors, Timothy L. Hoops, indirectly holds a 60.3% interest, and borrowed $400,000. Under the terms of the agreement the Company is required to pay interest at 12.5% per annum. The proceeds from the loan were used to retire and satisfy the outstanding debt to Samson Exploration and reduce the accounts payable position.

                              RESULTS OF OPERATIONS


The Company reported a loss of $203,630, or 2 cents per share, for the three month period ended December 31, 2002. This compares with a loss of $514,490, or 7 cents per share, for the same period a year ago. The lower loss in the current period is the result of slightly higher oil and gas revenues, lower operating expenses, lower exploration expenditures from year ago levels and a decrease in the loss on the sale of available securities of $226,520 incurred during the same period a year ago.

The Company's revenues for the three months ended December 31, 2002 were $249,659 compared to $214,219 during the same period of 2001, an increase of $35,410, or 17%. The increase in revenues was a result of higher oil and gas revenues offset by slightly lower production levels.

The Company's total revenues for the six month period ended December 31, 2002 were $501,990 as compared to $567,712 during the same period in 2001, a decrease of $65,722, or 12%.

The Company's total expenses for the second quarter ended December 31, 2002 decreased $50,893, or 10%, to $469,975 as compared to $520,868 a year ago. The decrease in overall expenses this quarter is primarily due to lower lease operating, exploration and DD&A expenses, and higher loan fees offset by higher oil and gas revenues. Production and operating expenses for the three month period decreased $9382, or 6%, to $160,316 versus $169,698 for the same period a year ago. The decrease in operating expenses for the period was related to the previous sale of several high operating cost properties and a reduction in operating expenses at the Pierce water-flood project in Wyoming.

Total expenses for the six months ended December 31, 2002 decreased $280,618, or 24%, to $885,522 versus $1,166,140 a year ago. The decrease in overall expenses is a result of lower exploration, expense and depreciation and depletion offset by higher interest expense and financing fees.

No dry holes, abandoned and impaired properties expense was recorded for the three months or six months ended December 31, 2002.

Exploration expenses for the quarter ended December 31, 2002 decreased $63,739 or 94%, to $3,893 from $67,632 a year ago.

For the six months ended December 31, 2002, exploration expenses decreased $94,749, or 83%, to $19,415 versus $114,164 a year ago. The decrease in costs incurred for the quarter reflects the Company's commitment to pay down debt and minimize the accounts payables position.

General and administrative costs for the three months ended December 31, 2002 increased $13,080 or 7%, to $210,684 as compared to $197,604 for the same period a year ago. The increase in expenses was largely attributable to an increase in NASDAQ and registration fees of approximately $15,000. The Company remains committed to reducing General and Administrative costs as much as possible.

The Company's general and administrative expenses for the six months ended December 31, 2002 decreased $5,032, or 1%, to $445,273 from $450,305.

Interest expense and fees increased $39,305, or 155%, to $64,539 from $25,234 a year ago. This increase is to lower interest charges offset by the addition of loan fees.

For the six months ended December 31, 2002, interest expense and fees increased $16,019 or 25% to $79,813 from $63,794 a year ago. The increase is attributable to lower interest charges offset by an increase in loan fees.

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



                            PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
                        Not applicable

ITEM 2.     CHANGES IN SECURITIES
                        Not applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
                        Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                        At the Company's  annual  meeting of  shareholders  on
            December 5, 2002, in Denver, Colorado, the Company's shareholders elected Barry D. Lasker, Timothy L. Hoops, Robert J. Pett, Kenneth W. Nickerson, John T. Kopcheff, Mark A. E. Syropoulo and Neil T. MacLachlan to the Company's Board of Directors. The shareholders also approved and ratified the selection of Wheeler Wasoff, P.C. as the Company's independent certified public accountants and auditors for the year ending June 30, 2003, and an amendment to the Company's stock option plan to extend the term of the plan for an additional ten years.

                        There were 9,115,200 shares of the Company's Common
            Stock issued and outstanding, of which 9,115,200 were entitled to vote at the meeting. Of that number, 4,603,538 were present in person or by proxy at the meeting. With respect to the election of directors, the votes were as follows: Mr. Lasker - 4,595,066 in favor, 8,472 withheld; Mr. Hoops - 4,595,066 in favor, 8,472 withheld; Mr. Pett - 4,595,066 in favor, 8,472 withheld; Mr. Kopcheff - 4,595,066 in favor, 8,472 withheld; Mr. Nickerson - 4,595,166 in favor, 8,372 withheld; Mr. Syropoulo - 4,595,066 in favor, 8,472 withheld; and Mr. MacLachlan - 4,595,066 in favor, 8,472 withheld. The selection of Wheeler Wasoff, P.C. received a vote of 4,597,113 shares for, 3,290 against and 3,135 abstaining. The amendment to the stock option plan was approved, with 4,544,140 shares for, 54,147 against and 5,251 abstaining. Abstentions and broker non-votes were counted for purposes of establishing a quorum only. Only those votes cast for the election of directors and the other proposals were counted as voted in favor or affirmative votes

ITEM 5.     OTHER INFORMATION
                  Not applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
                 (a)    Exhibits

                        10.1  Stock Option Plan as of December 5, 2002
                        10.2 Loan Agreement with R&M Oil and Gas, Ltd. dated January 24, 2003
                        99.1 Certification of Chief Executive Officer and Principal Financial Officer
                 (b)    Reports on Form 8-K
                        A report on Form 8-K dated December 6, 2002 under
                        Item 9 was filed with the Commission on December
                        7, 2002.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          KESTREL ENERGY, INC.
                                          -------------------------------------
                                          (Registrant)



Date:     FEBRUARY 19, 2003               /S/BARRY D. LASKER
     -----------------------------        -------------------------------------
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


Date: February 19, 2003

                                          /S/BARRY D. LASKER
                                          --------------------------------------
                                          Barry D. Lasker, President,
                                          Chief Executive Officer,
                                          Principal Financial  Officer and
                                          Director