Form 10KSB/A
period 2002-06-30
KESTREL ENERGY INC
filed 2003-02-24
CIK 312842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

     (Mark One)

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                          |X|.... YES       .....|_| .....NO

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

TABLE OF CONTENTS

      PART I.................................................................3

      Item 1.  Description of Business.......................................3
        General Description of Business......................................3
        Recent Activities....................................................3
        Operations and Policies..............................................4
        Risk Factors.........................................................4
        Forward-Looking Statements...........................................4
      Item 2.  Description of Property.......................................7
        Oil and Gas Interests................................................7
        Royalty Interests Under Producing Properties.........................7
        Drilling Activities..................................................7
        Farmout Agreements...................................................8
        Oil and Gas Production, Prices and Costs.............................8
        Customers............................................................8
        Office Facilities....................................................8
      Item 3.  Legal Proceedings.............................................9
      Item 4.  Submission of Matters to a Vote of Security Holders...........9


      PART II................................................................9

      Item 5.  Market for Registrant's Common Equity and Related Stockholder
               Matters.......................................................9
        Outstanding Shares of Common Stock...................................9
        Stock Price..........................................................9
        Dividend Policy.....................................................10
      Item 6.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................10
        Liquidity and Capital Resources.....................................10
        Results of Operations...............................................12
      Item 7.  Financial Statements and Supplementary Data..................13
      Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................13

      PART III..............................................................14

      Item 9.  Directors and Executive Officers of the Registrant...........14
      Item 10.  Executive Compensation......................................14
      Item 11.  Security Ownership of Certain Beneficial Owners and
           Management.......................................................14
      Item 12.  Certain Relationships and Related Transactions..............14

      PART IV...............................................................14

      Item 13.  Exhibits, Financial Statement Schedules and Reports on
           Form 8-K.........................................................14

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

ITEM 2.  DESCRIPTION OF PROPERTY.

OIL AND GAS INTERESTS

The following table describes the Company's leasehold interests in developed and undeveloped oil and gas acreage at June 30, 2002:

                              Total                     Total
                              -----                     -----
                     Developed Acreage (1)(2)    Undeveloped Acreage (1)(2)
         State           Gross        Net           Gross         Net
         -----           -----        ---           -----         ---

       Louisiana           480        365            -0-         -0-
       New Mexico          240         91            320          87
       Oklahoma          1,567        451            -0-         -0-
       South Dakota        160         20            -0-         -0-
       Texas               993         13            -0-         -0-
       Wyoming          10,863      3,226         33,654      33,654
                        ------      -----         ------      ------
       TOTAL            14,303      4,166         33,974      33,741

       Canada              -0-        -0-            -0-         -0-

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

ROYALTY INTERESTS UNDER PRODUCING PROPERTIES

At June 30, 2002, the Company held overriding royalty interests ranging from 1.5% to 9.26% in 23 producing oil and gas wells located on 3,034 gross developed acres in the United States. This compares with overriding royalty interest ranging from .013% to 9.26% in 124 producing oil and gas wells located on 6,019 gross developed acres in the U.S at June 30, 2001. The net production for the royalty interests for the year ended June 30, 2002 were 329 Bbls and 640 Mcf for oil and gas respectively. The net production for the Company's royalty interests for the fiscal year ended June 30, 2001 was, 502 Bbls and 558 Mcf for oil and gas respectively. The royalty interests are considered to be immaterial by the Company.

DRILLING ACTIVITIES

The Company has not participated in drilling any wells in the year ended June 30, 2002.

Kestrel Energy, Inc. owned interests in net exploratory and net development wells for the years ended June 30, 2002, and 2001 as set forth below. This information does not include wells drilled under farmout agreements.

                                  United States
                                  -------------
                                 6/30/02 6/30/01

Net Exploratory Wells: (1)
  Dry (2)                           -       -
  Productive (3)                    -       -
                                  -----   -----

                                    -       -
                                  =====   =====
Net Development Wells: (1)
  Dry (2)                           -       -
  Productive (3)                           1.76
                                  -----   -----

                                    -      1.76
                                  =============

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

      Stockholders' Equity: Stockholders' equity decreased $7,690,466 to $3,066,167 from $10,756,633 a year ago. The decrease is largely attributable to an increase in impairment to $6,589,695 which was significantly attributable to a write down in the value of Greens Canyon gas reserves primarily due to significantly lower gas prices received at Greens Canyon at the end of fiscal 2002. At June 30, 2002 gas prices were $1.45 per Mcf as compared to gas prices at the end of fiscal 2001 of $2.55 per Mcf.

      Debt Obligations: The Company had no long-term debt at June 30, 2002 or 2001.

      Reserves and Future Cash Flows: For the fiscal year ended June 30, 2002, the Company's proved oil reserves decreased approximately 82,600 bbls. to 273,400 bbls., or 23%, from 356,000 in 2001. The Company's proved gas reserves decreased 1,315 Mmcf to 12,069 Mmcf, or 10%, from 13,384 Mmcf in 2001. The decrease in proved reserves is attributable primarily to production during the year, the sale of several non-core producing assets and lower oil and natural gas prices for the fiscal year ended June 30, 2002.

The Company's undiscounted net future cash flows have been estimated by Sproule Associates Inc., an independent petroleum engineering firm, to be approximately $18,641,000 as of June 30, 2002. This compares to $27,647,000 as of June 30,
2001. The decrease in the current year is the result of revisions of previous quantity estimates and lower oil and natural gas prices.

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

            Dry Holes, Abandoned and Impaired Properties: Dry holes, abandoned and impaired property costs were $6,589,695 in fiscal 2002 as compared to $101,459 a year ago, an increase of $6,488,236. No dry hole costs were recorded for fiscal 2002 or 2001. No wells were abandoned during fiscal 2002. During fiscal year 2001, the Company abandoned the Pinon Ridge Prospect in Colorado. Impairment expenses increased $6,517,226 to $6,589,695 from $72,459 a year ago. The impairment was a result of the analysis of the Company's Greens Canyon properties as required by SFAS 121. The impairment of $6,589,695, was attributable to a write down in value of Greens Canyon gas reserves primarily due to significantly lower gas prices received at Greens Canyon at the end of fiscal 2002. At June 30, 2002 gas prices were $1.45 per Mcf as compared to gas prices at the end of fiscal 2001 of $2.55 per Mcf.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      KPMG LLP was previously the principal accountants for Kestrel Energy, Inc. On August 22, 2002, that firm's appointment as principal accountants was terminated and we have engaged Wheeler Wasoff P.C. as principal accountants. The decision to change accountants was recommended and approved by the audit committee of the board of directors and the board of directors.

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

      During the two most recent fiscal years and the subsequent period through August 22, 2002, we have not consulted with Wheeler Wasoff P.C. regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

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

                                             KESTREL ENERGY, INC.
                                             (Registrant)

Date:  January 28, 2003                      By:/s/Barry D. Lasker
                                                -------------------------------
                                                Barry D. Lasker, President,
                                                Chief Executive Officer,
                                                Principal Financial  Officer and
                                                Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  January 28, 2003                      By:/s/Barry D. Lasker
                                                --------------------------------
                                                Barry D. Lasker, President,
                                                Chief Executive Officer,
                                                Principal Financial  Officer and
                                                Director


Date:  January 28, 2003                      By:/s/Robert J. Pett
                                                --------------------------------
                                                Robert J. Pett, Chairman of
                                                the Board


Date:  January 28, 2003                      By:/s/Kenneth W. Nickerson
                                                --------------------------------
                                                Kenneth W. Nickerson, Director


Date:  January 28, 2003                      By:/s/John T. Kopcheff
                                                --------------------------------
                                                John T. Kopcheff,  Director


Date:  January 28, 2003                      By:/s/Mark A. E. Syropoulo
                                                --------------------------------
                                                Mark A. E. Syropoulo, Director


Date:  January 28, 2003                      By:/s/Timothy L. Hoops
                                                --------------------------------
                                                Timothy L. Hoops, Director


Date:                                        By:
                                                --------------------------------
                                                Neil T. MacLachlan, Director

                                  CERTIFICATION


      I, Barry D. Lasker, certify that:

   1. I have reviewed this annual report on Form 10-KSB/A of Kestrel Energy, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    February 24, 2003


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

     VP advanced an additional $350,000 to the Company with interest at 7.5%. The loan of $350,000 was assigned to an unrelated company and subsequent converted, including interest of $10,500, to 515,000 shares of the Company's common stock.

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

                                      Years ended June 30,
                                   --------------------------
                                      2002           2001
                                   ------------   -----------

            Net (loss)
               As reported       $ (8,111,561)   $ (104,371)
               Pro forma           (8,558,645)     (346,240)

            (Loss) per share
               As reported           (1.00)          (0.01)
               Pro forma             (1.06)          (0.05)

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

         A summary of the status of the Company's fixed stock options plan as of June 30, 2002 and 2001, and changes during the years then ended is presented below:

                                               2002                2001
                                        ------------------  ------------------
                                                  Weighted            Weighted
                                                  Average             Average
                                                  Exercise            Exercise
                 Fixed Options          Shares     Price     Shares    Price
                                       --------   -------- ---------  --------

          Outstanding at
            beginning of
            year                       1,148,964  $ 1.58   1,133,964  $ 1.60
          Granted                        545,000     .99     135,000    1.85
          Exercised                         --        --        --       --
          Cancelled                         --        --        --       --
          Expired                           --        --    (120,000)   2.14
                                       ---------  ------   ---------  ------

          Outstanding at end
            of year                     1,693,96  $ 1.39   1,148,964 $ 1.58
                                       =========           =========

          Options exercisable
            at year end                1,688,964           1,123,964
          Weighted average
            fair value of
            options granted
            during the year            $  .82              $  1.79
          Weighted average
            remaining contractual life    6.6                  6.3

(6)  INCOME TAXES

     At June 30, 2002 and 2001, the Company's significant deferred tax assets and liabilities are as follows:

                                                       2002          2001
                                                   -----------     -----------

      Deferred tax assets:
        Net operating loss carryforwards           $ 3,820,000    $ 3,383,000
        Depletion carryforwards                        203,000        225,000
        Oil and gas properties, principally due
          to differences in depreciation,
          depletion and impairment                   2,850,000         30,000
                                                   -----------    -----------
                                                     6,873,000      3,638,000

      Deferred liabilities:
        Oil and gas properties, principally due
          to differences in depreciation,
          depletion and impairment                    (570,000)      (564,000)
                                                   -----------    -----------
                                                      (570,000)      (564,000)
                                                   -----------    -----------
      Valuation allowance                           (6,303,000)    (3,074,000)
                                                   -----------    -----------
            Net deferred tax assets                $        --    $        --
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

     Future minimum rental commitments under noncancelable operating leases as of June 30, 2002 are as follows:

                     Fiscal year:
                       2003                        $  55,704
                       2004                            1,929
                                                   ---------
                                                   $ 116,320
                                                   =========

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

(9)  DISCLOSURES ABOUT CAPITALIZED COSTS, COSTS INCURRED AND MAJOR CUSTOMERS

     Capitalized costs related to oil and gas producing activities are as follows:


                                                     June 30,
                                                2002          2001

      Unproved - Domestic                    $   215,892       217,941
      Proved                                  11,062,848    12,398,775
                                             -------------------------
                                              11,278,740    12,616,716

      Accumulated depletion and impairment    (8,685,589)   (3,039,413)
                                             -------------------------
                                             $ 2,593,151     9,577,303
                                             =========================

     Costs incurred in oil and gas producing activities for the years ended June 30, 2002 and 2001 were approximately as follows:

                                               2002           2001
                                             -------        -------
      Unproved property acquisition costs    $    --         13,557
      Proved property acquisition costs          257         38,594
      Development costs                       87,087        523,668
      Exploration costs                       96,601        654,035

     During fiscal 2002, the Company had two major customers. Sales to those customers accounted for approximately 27% and 13% of fiscal 2002 oil and gas sales. During fiscal 2001, the Company had two major customers. Sales to these customers accounted for approximately 26% and 15% of fiscal 2001 oil and gas sales.

     During fiscal 2002, the Company spent approximately $51,000 converting proved undeveloped reserves at Amber field (1 well) into proved producing reserves. During fiscal 2001, the Company spent approximately $514,000 converting proved undeveloped reserves at Amber field (2 wells) and Wagensen Waterflood field (4 wells) into proved producing reserves.

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

     Estimated net quantities of proved developed and undeveloped reserves of oil and gas for the years ended June 30, 2002 and 2001, are as follows:

                                       2002                     2001
                                ---------------------    ---------------------
                                  OIL         GAS          OIL         GAS
                                 (BBLS)      (MCF)       (BBLS)       (MCF)
                                -------    ----------    -------   -----------
     Beginning of year          356,000    13,384,000    388,000    24,517,000
     Revisions of previous
       quantity estimates       (17,000)     (611,000)   (13,000)  (12,739,000)
     Extensions, discoveries
       and improved recovery         --            --         --     1,956,000
     Sales of reserves in place (42,000)     (351,000)        --           --
     Production                 (24,000)     (353,000)   (19,000)     (350,000)
                                -------    ----------    -------   -----------

     End of year                273,000    12,069,000    356,000    13,384,000
                                =======    ==========    =======   ===========

     Proved developed
     reserves - end of year     201,000     4,992,000    283,000     6,189,000
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
                                          ============   ============

     To achieve the 2003 future cash inflows, the capital expenditure of approximately $1.7 mm in fiscal 2003 and $1.7 mm in fiscal 2004 will be required to develop existing proved undeveloped reserves.

     The principal sources of changes in the standardized measure of discounted future net cash flows during the years ended June 30, 2002 and 2001, are as follows:

                                               2002          2001
                                          ------------   ------------

    Beginning of year                     $ 13,825,000   $ 36,003,000
    Sales of oil and gas produced during
      the period, net of production costs     (437,000)    (1,275,000)
    Net change in prices and production
      costs                                 (3,688,000)   (16,108,000)
    Changes in estimated future
      development costs                        (66,000)     3,319,000
    Extensions, discoveries and improved
      recovery                                      --      1,852,000
    Revisions of previous quantity
      estimates and other                     (864,000)   (13,566,000)
    Sales of reserves in place              (1,255,000)           --
    Purchase of reserves in place                   --            --
    Accretion of discount                    1,383,000      3,600,000
                                          ------------   ------------
    End of year                           $  8,898,000   $ 13,825,000
                                          ============   ============

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