Form 10QSB
period 2003-03-31
KESTREL ENERGY INC
filed 2003-05-15
CIK 312842

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                      For the period ended March 31, 2003
                                           --------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____________ to __________________

                         Commission File Number: 0-9261

                              KESTREL ENERGY, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

              COLORADO                                 84-0772451
--------------------------------          -----------------------------------
(State of other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

1726 COLE BLVD. SUITE 210, LAKEWOOD, CO                  80401
----------------------------------------            --------------
(Address of principal executive offices)              (Zip Code)

                                 (303) 295-0344
                 -----------------------------------------------
              (Registrant's telephone number, including area code)


999 18TH ST., STE. 2490, DENVER, CO                     80202
----------------------------------------------      ---------------
(Former address of principal executive offices)      (Zip Code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          |X| Yes               |_| No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    The number of shares outstanding of common stock, as of March 31, 2003:
                                    9,128,400
                                    ---------

                              KESTREL ENERGY, INC.


                     INDEX TO UNAUDITED FINANCIAL STATEMENTS


                                                                      PAGE

PART I. FINANCIAL INFORMATION


  ITEM 1. Financial Statements

          Balance Sheets as of March 31, 2003 and June 30, 2002,
          unaudited                                                      3

          Statements of Operations for the Three Months and Nine
          Months Ended March 31, 2003 and 2002, unaudited                4

          Statements of Cash Flows for the Nine Months Ended
          March 31, 2003 and 2002, unaudited                             5

          Notes to Financial Statements, unaudited                       6


  ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      7


  ITEM 3. Controls and Procedures                                        8


PART II. OTHER INFORMATION

  ITEM 1. Legal Proceedings                                              9

  ITEM 2. Changes in Securities                                          9

  ITEM 3. Defaults Upon Senior Securities                                9

  ITEM 4. Submission of Matters to a Vote of Security Holders            9

  ITEM 5. Other Information                                              9

  ITEM 6. Exhibits and Reports of Form 8-K                              10

  Signatures                                                            11

  Certifications                                                        12

                          PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements
KESTREL ENERGY, INC.
BALANCE SHEETS AS OF MARCH 31, 2003
AND JUNE 30, 2002
(Unaudited)
                                                  March 31,         June 30,
ASSETS                                              2003              2002
------------------------------------------      ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                     $     62,598      $     56,548
  Accounts receivable                                262,405           209,016
  Other assets                                         4,510             1,268
                                                ------------      ------------
      Total current assets                           329,513           266,832
                                                ------------      ------------

PROPERTY AND EQUIPMENT, AT COST:
  Oil and gas properties, successful efforts
   method of accounting:
      Unproved                                       236,139           215,892
      Proved                                      10,744,612        11,062,848
  Pipeline and facilities                            807,851           807,851
  Furniture and equipment                            111,148           135,387
                                                ------------      ------------
                                                  11,899,750        12,221,978
  Accumulated depreciation and depletion          (8,619,054)       (8,880,924)
                                                ------------      ------------
      Net property and equipment                   3,280,696         3,341,054
                                                ------------      ------------

INVESTMENT IN RELATED PARTY                                -           356,125
                                                ------------      ------------

                                                $  3,610,209      $  3,964,011
                                                ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit, bank                          $          -      $    516,000
  Accounts payable-related party                      20,008            58,368
  Accounts payable-trade                             395,444           242,208
  Accrued liabilities                                116,920            81,268
                                                ------------      ------------
      Total current liabilities                      532,372           897,844
                                                ------------      ------------

LONG TERM DEBT:
  Note payable to related party                      400,000                 -
                                                ------------      ------------
      Total long term debt                           400,000                 -
                                                ------------      ------------

STOCKHOLDERS' EQUITY:
  Preferred Stock, $1 par value;
   1,000,000 shares authorized, none issued                -                 -
  Common Stock, no par value; 20,000,000
   shares authorized, 9,128,400 and
   9,115,200 issued and outstanding at
   March 31, 2003 and June 30, 2002
   respectively                                   20,059,585        20,043,907
  Accumulated other comprehensive loss                     -          (523,358)
  Accumulated deficit                            (17,381,748)      (16,454,382)
                                                ------------      ------------
      Total stockholders' equity                   2,677,837         3,066,167
                                                ------------      ------------

                                                $  3,610,209      $  3,964,011
                                                ============      ============

                 See accompanying notes to financial statements.

KESTREL ENERGY, INC.
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH, 2003 AND 2002 (Unaudited)

                                                        Three months ended               Nine months ended
                                                             March 31,                       March 31,
                                                        2003           2002             2003             2002
                                                     ----------     ----------      -----------      -----------
REVENUE:
  Oil and gas sales                                  $  326,821     $  185,013      $   828,811      $   752,725

COSTS AND EXPENSES:
  Lease operating expenses                              154,055        144,956          425,575          535,849
  Dry holes, abandoned and impaired properties                -              -                -           29,209
  Exploration expenses                                     (193)        24,088           19,222          138,252
  Depreciation and depletion                             46,060         59,312          115,561          177,087
  General and administrative                            157,239        209,147          602,512          659,452
                                                     ----------     ----------      -----------      -----------
         TOTAL COSTS AND EXPENSES                       357,161        437,503        1,162,870        1,539,849
                                                     ----------     ----------      -----------      -----------

OTHER INCOME (EXPENSE):
  Gain on disposal of property & equipment                    -          2,258           21,869            2,258
  Loss on disposal of available-for-sale
    Securities                                         (483,119)      (183,417)        (575,893)        (403,947)
  Interest income                                             -              -            4,010            2,069
  Interest expense / loan fees                          (14,111)       (34,678)         (93,924)         (98,471)
  Other, net                                             13,996         28,535           50,631           91,067
                                                     ----------     ----------      -----------      -----------

                                                       (483,234)      (187,302)        (593,307)        (407,024)
                                                     ----------     ----------      -----------      -----------

         NET LOSS                                      (513,574)      (439,792)        (927,366)      (1,194,148)
                                                     ----------     ----------      -----------      -----------


OTHER COMPREHENSIVE LOSS
  Unrealized loss from available-for-sale
    securities                                                -        (20,369)               -         (586,108)
                                                     ----------     ----------      -----------      -----------

OTHER COMPREHENSIVE LOSS                             $ (513,574)    $ (460,161)     $  (927,366)     $(1,780,256)
                                                     ==========     ==========      ===========      ===========

         NET LOSS PER COMMON SHARE                   $     (.06)    $     (.06)     $      (.10)     $      (.23)
                                                     ==========     ==========      ===========      ===========

         WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING                           9,118,280      7,718,034        9,116,212        7,705,879
                                                     ==========     ==========      ===========      ===========

                 See accompanying notes to financial statements.

KESTREL ENERGY, INC.
STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002 (Unaudited)


                                                        2003            2002
                                                     ----------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                             $ (927,366)   $ (1,194,148)

Adjustments to reconcile net loss to net cash used in operating activities:

Dry holes, abandoned and impaired properties                  -           2,050
Gain on disposal of property and equipment              (21,869)         (2,258)
Loss on disposal of available-for-sale securities       575,893         403,947
Depreciation and depletion                              115,561         177,087
Non-cash interest and loan fees                          74,492               -
(Increase) decrease in accounts receivable              (31,957)        129,035
Increase in due from related party                            -         (21,303)
(Increase) decrease in other current assets              (3,242)          5,957
Increase in accounts payable-trade                      162,226         203,162
Decrease in accounts payable-related party              (38,362)        (26,397)
Increase (decrease) in accrued liabilities               45,348         (28,750)
                                                     ----------    -------------

      Net cash used in operating activities             (49,276)       (351,618)
                                                     ----------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures/acquisition of properties          (93,467)        (78,302)
Proceeds from sale of available-for-sale securities      56,241         544,997
Proceeds from sale of properties and equipment           20,017               -
                                                     ----------    -------------

      Net cash provided by (used in) investing
        activities                                      (17,209)        466,695
                                                     ----------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock                        -         379,000
Proceeds from exercise of warrants                       15,678               -
Advances from related parties                           900,000          97,940
Repayment of advances from related party               (327,143)              -
Repayments of borrowings                               (516,000)       (906,000)
Borrowings                                                    -         255,382
                                                     ----------    -------------

      Net cash provided by (used in) financing
        activities                                       72,535        (173,678)
                                                     ----------    -------------

Net increase (decrease) in cash and cash equivalents      6,050         (58,601)

Cash and cash equivalents at the beginning of
  the period                                             56,548         119,025
                                                     ----------    -------------
Cash and cash equivalents at the end of the period   $   62,598    $     60,424
                                                     ==========    =============
Cash paid for interest                               $   19,432    $    107,356
                                                     ==========    =============


                 See accompanying notes to financial statements.

KESTREL ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation

      These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002.

      In the opinion of management, the accompanying interim unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of March 31, 2003, the results of operations for the periods shown in the statements of operations, and the cash flows for the periods shown in the statements of cash flows. All adjustments made are of a normal and recurring nature.

      Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 financial statement presentation.

2.    Investment in Related Party

      The Investment in Related Party at June 30, 2002 represented the Company's investment in Victoria Petroleum, NL ("VP") and was classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Net unrealized gains and losses on the investment were recorded to Other Comprehensive Loss. During the nine months ended March 31, 2003, the Company sold 5.1 million shares of VP for net proceeds of $56,241. In addition, during the quarter ended March 31, 2003, the Company repaid its borrowings from Samson Exploration N.L. (See Note 3 below) by tendering the Company's remaining 25 million-share ownership of VP and additional cash consideration. As a result of these transactions, the Company recognized a cumulative loss of $575,893 on the disposal of VP shares during the nine-months ended March 31, 2003.

3.    Borrowings

      A. As of June 30, 2002, the Company had an outstanding balance due on its Wells Fargo Line of Credit totaling $516,000, secured by deeds of trust on various of the Company's oil and gas producing properties. The Line of Credit bore interest at an annual rate of 1.5% over prime, paid monthly. On August 6, 2002 the Company entered into a loan agreement with Samson Exploration N.L. (a related party) and borrowed $500,000. Under the terms of the agreement the Company was required to pay interest at 10% per annum and paid a financing fee of 10% of the borrowed funds. The proceeds from the loan were used to retire the outstanding Line of Credit balance with Wells Fargo.

      B. On January 24, 2003 the Company borrowed $400,000 from R&M Oil and Gas LTD (a related party). Under the terms of the loan agreement, the note is due on January 31, 2005 and bears interest at 12.5% per annum and is secured by the Company's oil and gas interests in Grady County, Oklahoma. The proceeds from the loan were used to retire and satisfy the outstanding debt to Samson Exploration N.L. and reduce the Company's accounts payable position at the time.

      C. On February 4, 2003, the Company repaid Samson Exploration N.L. in full including all accrued interest and fees with $327,143.15 in cash and the transfer of the Company's remaining 25,000,000 shares of VP common stock (see Note 2 above).

      D. On May 5th, 2003, the Company entered into a Line of Credit Agreement with Barry D. Lasker, President and CEO, and borrowed $200,000. Under the terms of the agreement all outstanding amounts are due on May 4th, 2005 and bear interest at 10% per annum. The proceeds of the loan consisted of $50,000 cash and the forgiveness of approximately $150,000 of unpaid wages and unreimbursed business expenses. The loan is secured by the Company's oil and gas interests in Campbell County, Wyoming.

4.    Recent Accounting Pronouncements

      Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) 143 "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is currently assessing the impact of this statement and, at this time, cannot reasonably estimate the effect of the adoption of SFAS 143 on its financial position, results of operations or cash flows.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company had a working capital deficit of $202,859. This compares to the Company's working capital deficit of $631,012 as of June 30, 2002. The decrease in working capital deficit of $428,153 was primarily the result of the repayment of the Company's short-term obligation to Wells Fargo, and then Samson Exploration N.L., with long-term borrowings from R&M Oil and Gas LTD. This benefit, along with increased accounts receivable and cash on hand, was partially offset by increased accounts payable - trade and accrued liabilities. Accounts payable trade consists primarily of unpaid lease operating expenses and increased as a result of higher workover expenses in Wyoming, of which $73,000 remains unpaid at March 31, 2003. As all costs associated with this field are being paid entirely by the non-operating well participants, the funds are accounted for in our increased receivables. Accrued liabilities consist primarily of deferred salary and unreimbursed expenses since May of 2002 due to Barry D. Lasker. These amounts were converted to a line of credit bearing interest at 10% per annum in May, 2003. In order for the Company to fund its working capital deficit, possible steps could include the sale of oil and gas properties or additional issuances of the Company's common stock. The Company continues to rationalize its overhead requirements and is significantly affected by market fluctuations in the prices it receives for sales of its crude oil and natural gas production. Although the Company has restructured a significant current obligation, its liquidity and ability to fund ongoing operations is contingent upon the prices it receives for its commodity production. A decrease in the market price for crude oil or natural gas, or a decrease in production levels on the Company's oil and gas properties, could have a materially adverse impact on the Company's working capital, results of operations and financial condition.

Net cash used by operating activities was $49,276 for the nine months ended March 31, 2003, a decrease of $302,342 from cash used by operating activities during the same period of 2002. This decrease in cash used by operating activities resulted primarily from higher margins (oil and gas sales less lease operating expenses) from the Company's oil and gas production activities.

Net cash used in investing activities was $17,209 for the nine months ended March 31, 2003, versus cash provided of $466,695 for the same period in 2002. During 2003, the Company received $56,241 from the sale of Victoria Petroleum NL ("VP") common stock, versus $544,997 during 2002, and received an additional $20,017 from the sale of non-core, fully depreciated, properties. The Company had capital expenditures totaling $93,467 during the nine-months ended March 31, 2003, versus $78,302 during the same period of 2002, to maintain and enhance the Company's production on several of its core properties.

Cash provided by financing activities totaled $72,535 for the nine months ended March 31, 2003 versus cash used of $173,678 a year ago. During fiscal 2003, the Company repaid Wells Fargo its outstanding indebtedness of $516,000 and borrowed and repaid, with accrued interest and financing fee, $574,492 from Samson Exploration N.L. pursuant to a line of credit agreement entered into on August 6, 2002. The repayment to Samson Exploration N.L. consisted of $327,143.15 in cash, obtained through a subsequent borrowing of $400,000 from R&M Oil and Gas LTD, and the transfer of the Company's remaining interest in VP. The agreement with R&M Oil and Gas LTD calls for interest at 12.5% per annum and has a maturity date of January 31, 2005. In addition, on May 8th, 2003, the Company entered into a Line of Credit Agreement with Barry D. Lasker, President and CEO, and borrowed $200,000. Under the terms of the agreement, all amounts outstanding are due on May 4th, 2005 and bear interest at 10% per annum. The proceeds of the loan consisted of $50,000 cash and the forgiveness of approximately $150,000 of unpaid wages and unreimbursed business expenses.

                              RESULTS OF OPERATIONS

The Company reported net losses of $513,574 and $927,366 for the three and nine-month periods ended March 31, 2003, as compared to net losses of $439,792 and $1,194,148 during the comparable periods of 2002. Current period earnings were significantly affected by the realization of $483,119 and $575,893 of losses during the three and nine months ended March 31, 2003, respectively, resulting from the sale of the Company's remaining interests in VP. These losses had been predominately reflected as part of the Company's Accumulated Other Comprehensive Loss on its Balance Sheet at June 30, 2002. These amounts reflect increases of $299,702 and $171,946 over losses recognized on sales of VP shares during the comparable three and nine month periods of 2002. Excluding these items, the Company's results for the quarter and nine months ended March 31, 2003 improved $225,920 and $438,728, respectively, as compared to 2002, on the strength of higher oil and gas prices and lower operating expenses.

The Company's oil and gas revenues for the three months ended March 31, 2003 were $326,821 compared to $185,013 during the same period of 2002, an increase of $141,808 or 77%. The increase in revenues was primarily the result of higher oil and gas prices received during the quarter. Oil and gas production levels were fairly consistent between the two periods. The Company's revenues for the nine-month period ended March 31, 2003 were $828,811 as compared to $752,725 during the same period in 2002, an increase of $76,086, or 10%. The increase in revenues was primarily the result of higher oil and gas prices received during the period. Oil and gas production levels were fairly consistent between the two periods.

The Company's total expenses for the third quarter ended March 31, 2003 decreased $80,342, or 18%, to $357,161 as compared to $437,503 a year ago. The decrease in overall expenses is primarily due to lower exploration, general and administrative costs and lower interest expenses offset by slightly higher lease operating expenses. For the nine months ended March 31, 2003, total expenses decreased $376,979, or 24%, to $1,162,870 as compared to $1,539,849 a year ago.
The decrease in expenses was primarily due to lower lease operating and exploration expenses. No expense for dry holes, abandoned or impaired properties was incurred for the three or nine months ended March 31, 2003.

Exploration expenses for the quarter ended March 31, 2003 decreased $24,281. The decrease in costs incurred for the quarter is a result of no exploration activity during the period. For the nine months ended March 31, 2003, exploration expenses decreased $119,030, or 86%, to $19,222 versus $138,252 a year ago. The decrease in exploration expenses reflects a lower level of exploration activities as the Company's current liquidity difficulties have limited its ability to spend discretionary capital.

General and administrative costs for the three months ended March 31, 2003 decreased $51,908, or 25%, to $157,239 as compared to $209,147 for the same period a year ago. The Company's general and administrative expenses for the nine months ended March 31, 2003 decreased $56,940, or 8%, to $602,512 from $659,452. These decreases were primarily attributable to a decrease in salaries and office expenses.

Interest expense and loan fees for the three-month period ended March 31, 2003 decreased $20,567, or 59%, to $14,111 from $34,678 a year ago. The decrease is attributable to lower average borrowings outstanding during the period. For the nine months ended March 31, 2003, interest expense decreased $4,547 or 5%, to $93,924 from $98,471 a year ago. Decreases in interest expense associated with lower average borrowing during this period were offset by loan fees incurred.

                          CRITICAL ACCOUNTING POLICIES

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

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                        Not applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                        Not applicable

ITEM 5.           OTHER INFORMATION
                        Not applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits
                       99.1 Certification of Chief Executive Officer and Principal Financial Officer
                  (b)  Reports on Form 8-K
                       None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          KESTREL ENERGY, INC.
                                          -----------------------------------
                                          (Registrant)


Date:     MAY 15, 2003                    /S/BARRY D. LASKER
     ------------------------             -----------------------------------
                                          Barry D. Lasker
                                          President, Chief Executive Officer,
                                          Principal Financial Officer and
                                          Director

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

Date: May 15, 2003
                                        /S/BARRY D. LASKER
                                        ----------------------------------------
                                        Barry D. Lasker, President, Chief
                                        Executive Officer, Principal Financial
                                        Officer and Director