Form 10-K/A
period 2001-06-30
KESTREL ENERGY INC
filed 2003-07-15
CIK 312842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 2)


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
             (Exact name of registrant as specified in its charter)


      State of Incorporation: Colorado I.R.S. Employer Identification No. 84-0772451

      1726 Street, Suite 210
      Lakewood, Colorado                                      80401
      (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code:  (303) 295-0344

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

                                TABLE OF CONTENTS

PART I.......................................................................1

ITEM 1. BUSINESS.............................................................1
        General Description of Business......................................1
        Recent Activities....................................................1
        Operations and Policies..............................................1
        Risk Factors.........................................................2
        Forward-Looking Statements...........................................4
ITEM 2. PROPERTIES...........................................................4
        Oil and Gas Interests................................................4
        Royalty Interests Under Producing Properties.........................5
        Drilling Activities..................................................5
        Farmout Agreements...................................................5
        Oil and Gas Production, Prices and Costs.............................6
        Customers............................................................6
        Office Facilities....................................................6
ITEM 3. LEGAL PROCEEDINGS....................................................6
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................7

PART II......................................................................7

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS..................................................7
        Outstanding Shares of Common Stock...................................7
        Stock Price..........................................................7
        Dividend Policy......................................................7
ITEM 6. SELECTED FINANCIAL DATA..............................................8
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS................................................8
        Liquidity and Capital Resources......................................8
        Results of Operations...............................................10
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........13
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................13
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE................................................13

PART III....................................................................13

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................13
ITEM 11. EXECUTIVE COMPENSATION.............................................13
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....13
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................13

PART IV.....................................................................14

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....14

SIGNATURES..................................................................16

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

       Dry Holes, Abandoned and Impaired Properties: Dry holes, abandoned and impaired property costs were $101,459 in fiscal 2001 as compared to $25,125 a year ago, an increase of $76,334, or 304%. No dry hole costs were recorded for fiscal 2001 or 2000. Abandonment costs increased 100% to $29,000 for fiscal 2001. The Company abandoned the Pinon Ridge Prospect in Colorado. Impairment expenses increased $47,334 or 188% to $72,459 from $25,125 a year ago. The impairment was a result of the analysis of the Company's properties as required by SFAS 121.

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

             23.1         Consent of KPMG LLP

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

                                             KESTREL ENERGY, INC.
                                             (Registrant)

Date:  July 15, 2003
                                             By: /s/ BARRY D. LASKER
                                                -------------------------------
                                                Barry D. Lasker, President,
                                                Chief Executive Officer,
                                                Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  July 15, 2003                         By: /s/ BARRY D. LASKER
                                                -------------------------------
                                                Barry D. Lasker, President,
                                                Chief Executive Officer,
                                                Chief Financial Officer

Date:  _______, 2003                         By:
                                                -------------------------------
                                                Robert J. Pett, Chairman of
                                                the Board

Date:  July 15, 2003                         By: /s/ KENNETH W. NICKERSON
                                                -------------------------------
                                                Kenneth W. Nickerson, Director

Date:  _______, 2003                         By:
                                                -------------------------------
                                                John T. Kopcheff, Director

Date:  July 15, 2003                         By: /s/ MARK A. E. SYROPOULO
                                                -------------------------------
                                                Mark A. E. Syropoulo, Director

Date:  July 15, 2003                         By: /s/ TIMOTHY L. HOOPS
                                                -------------------------------
                                                Timothy L. Hoops, Director

Date:  _______, 2003                         By:
                                                -------------------------------
                                                Neil T. MacLachlan, Director

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

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this annual report;

   4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and we have:

      (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the small business issuer's ability to record, process, summarize and report financial information and have identified for the small business issuer's auditors any material weaknesses in internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control reporting; and

   6. The small business issuer's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness

   Date: July 15, 2003


/s/Barry D. Lasker
--------------------------------------
Barry D. Lasker
President, Chief Executive Officer and
Principal Financial Officer

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

         The following table summarizes information about fixed stock options outstanding at June 30, 2001 (of which 1,123,964 are exercisable):

                                                 Weighted
                                                  average
                                                 remaining              Weighted
  Range of exercise          Number             contractual              average
        price              outstanding        life (in years)        exercise price
--------------------      -------------      -----------------      ----------------
$   0.50 - 1.10              165,000                7.8             $     0.89
    1.25 - 1.38              483,706                7.7                   1.37
    1.88 - 2.08              470,258                4.4                   1.97
    2.25 - 3.00               30,000                3.5                   2.76
                          -------------

$   0.50 - 3.00            1,148,964                6.3             $     1.58
                          =============

(5)  INCOME TAXES

     At June 30, 2001 and 2000, the Company's significant deferred tax assets and liabilities are as follows:

                                                       2001          2000
                                                    -----------   -----------
      Deferred tax assets:
        Net operating loss carryforwards         $   3,383,000     3,055,000
        Depletion carryforwards                        225,000       188,000
        Oil and gas properties, principally
          due to differences in depreciation,
          depletion and impairment                      30,000        10,000
                                                    -----------   -----------
                                                     3,638,000     3,253,000



                                                       2001          2000
                                                    -----------   -----------
      Deferred liabilities:
        Oil and gas properties, principally
          due to differences in depreciation,
          depletion and impairment                   (564,000)     (493,000)
        Investment in related parties                       --      (584,000)
                                                    -----------   -----------
                                                      (564,000)   (1,077,000)
                                                    -----------   -----------
      Valuation allowance                           (3,074,000)   (2,176,000)
                                                    -----------   -----------
            Net deferred tax assets              $          --            --
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

     Estimated net quantities of proved developed and undeveloped reserves of oil and gas for the years ended June 30, 2001, 2000 and 1999 are as follows:

                                          2001                          2000                         1999
                                --------------------------   ---------------------------   ------------------------
                                   Oil           Gas             Oil          Gas            Oil          Gas
                                  (BBLS)        (MCF)          (BBLS)        (MCF)          (BBLS)       (MCF)
                                ----------   -------------   -----------   -------------   ----------   -----------
     Beginning of year           388,000       24,517,000      288,000       6,334,000      222,000      3,483,000
     Revisions of previous
       quantity estimates        (13,000)     (12,739,000)     136,000         684,000       89,000        482,000
     Extensions, discoveries
       and improved recovery          --        1,956,000           --      18,053,000        2,000      2,677,000
     Sales of reserves in place       --               --      (16,000)       (336,000)      (1,000)            --
     Production                  (19,000)        (350,000)     (20,000)       (218,000)     (24,000)      (308,000)
                                ----------   -------------   -----------   -------------   ----------   -----------
     End of year                 356,000       13,384,000      388,000      24,517,000      288,000      6,334,000
                                ==========   =============   ===========   =============   ==========   ===========
     Proved developed
       reserves-end of year      283,000        6,189,000      315,000       8,630,000      213,000      3,469,000
                                ==========   =============   ===========   =============   ==========   ===========

     STANDARDIZED MEASURE OF DISCOUNTED FUTURE
     NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

     Future net cash flows presented below are computed using year-end prices and costs. Future corporate overhead expenses and interest expense have not been included.

                                                             2001               2000               1999
                                                       ---------------    ---------------    ---------------
     Future cash inflows                              $   46,149,000        107,497,000         16,549,000
     Future costs:
       Production                                        (13,843,000)       (26,027,000)        (6,597,000)
       Development                                        (4,659,000)       (10,487,000)        (1,090,000)
                                                       ---------------    ---------------    ---------------
     Future net cash flows                                27,647,000         70,983,000          8,862,000
     10% discount factor                                 (13,822,000)       (34,980,000)        (4,583,000)
                                                       ---------------    ---------------    ---------------



                                                             2001               2000               1999
                                                       ---------------    ---------------    ---------------

             Standardized measure of discounted
                future net cash flows                 $   13,825,000         36,003,000          4,279,000
                                                       ===============    ===============    ===============

     To achieve the 2001 future cash inflows reported, the capital expenditure of approximately $0.04mm in fiscal 2002, $2.4mm in fiscal 2003 and $0.99mm in fiscal 2004 will be required to develop existing proved undeveloped reserves. The capital expenditure of approximately $0.96mm in fiscal 2003 and $0.25mm in fiscal 2004 will be required to develop existing proved developed non-producing reserves.

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

     The complete definition of proved oil and gas reserves appears at Regulation S-X 4-10(a)(2), 17 CFR 210.4-10(a)(2). The complete definition of proved developed oil and gas reserves appears at Regulation S-X 4-10(a)(3), 17 CFR 210.4-10(a)(3). The complete definition of proved undeveloped reserves appears at Regulation S-X 4-10(a)(4), 17 CFR 210.4-10(a)(4). These regulations are available on the SEC's website, WWW.SEC.GOV/DIVISIONS/CORPFIN/FORMS/REGSX.HTM#GAS.