Form 10KSB/A
period 2002-06-30
KESTREL ENERGY INC
filed 2003-07-15
CIK 312842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 2)

     (Mark One)

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 2002 or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     Commission File No: 0-9261

                                KESTREL ENERGY, INC.
               (Exact name of registrant as specified in its charter)


     State of Incorporation: Colorado I.R.S. Employer Identification No. 84-0772451

      1726 Cole Boulevard, Suite 210
      Lakewood, Colorado 80401                                 80401
      (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code:  (303) 295-0344

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

                               TABLE OF CONTENTS

PART I........................................................................1

Item 1.    Description of Business............................................1

           General Description of Business....................................1

           Recent Activities..................................................1

           Operations and Policies............................................2

           Risk Factors.......................................................2

           Forward-Looking Statements.........................................5

Item 2.    Description of Property............................................5

           Oil and Gas Interests..............................................5

           Royalty Interests Under Producing Properties.......................5

           Drilling Activities................................................5

           Farmout Agreements.................................................6

           Oil and Gas Production, Prices and Costs...........................6

           Customers..........................................................7

           Office Facilities..................................................7

Item 3.    Legal Proceedings..................................................7

Item 4.    Submission of Matters to a Vote of Security Holders................7

PART II.......................................................................7

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters................................................7

           Outstanding Shares of Common Stock.................................7

           Stock Price........................................................8

           Dividend Policy....................................................8

Item 6.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................8

           Liquidity and Capital Resources....................................8

           Results of Operations.............................................10

Item 7.    Financial Statements and Supplementary Data.......................11

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................11

PART III.....................................................................12

Item 9.    Directors and Executive Officers of the Registrant................12

Item 10.   Executive Compensation............................................12

Item 11.   Security Ownership of Certain Beneficial Owners and Management....12

Item 12.   Certain Relationships and Related Transactions....................12

PART IV......................................................................12

Item 13.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...12

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

      By letter dated February 14, 2002, The Nasdaq Stock Market, Inc. informed the Company that it did not meet all of the requirements for continued listing on the SmallCap Market because, as of that date, the

Company's stock had traded below the minimum $1.00 per share requirement for 30 consecutive trading days. The Company was provided 180 calendar days, or until August 13, 2002, to regain compliance with the minimum trading price standard. If compliance could not be achieved by that date, but the Company met the initial listing criteria for the SmallCap Market on that date, the Company would receive an additional 180 calendar day grace period to demonstrate compliance with the $1.00 per share requirement. On August 14, 2002, Nasdaq informed the Company that, even though it had not complied with the minimum $1.00 per share trading requirement by August 13, 2002, because the Company satisfied the initial listing requirements as of March 31, 2002, it was granted the additional 180 calendar day grace period, or until February 10, 2003, to regain compliance with the minimum trading price standard. While the Company's stock continues to trade on the SmallCap Market today, even if the stock price goes above $1.00 for the minimum 10 consecutive trading days before February 10, 2003 and thereby eliminates the threat of delisting, the Company cannot guarantee that its stock will continue to be traded on Nasdaq in the future. If delisting occurs, the Company's stock could be traded on the OTC Bulletin Board as long as the Company continues to file its reports with the SEC. Such a change, if it occurs, would probably reduce the liquidity of the Company's stock which, in turn, may result in a lower trading price for the stock.

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

For the year ended June 30, 2002, the Company's average operating cost (including taxes and marketing) per barrel of oil equivalent (BOE) (converting gas to oil at 6:1) was $8.60. The average operating cost per BOE on an equivalent basis for fiscal years 2001 was $11.96. The average sales price per barrel of oil sold was $18.52 for 2002, $28.18 for 2001 and $24.78 for 2000. The average sales price per mcf of gas sold was $2.00 for 2002, $4.75 for 2001 and $2.59 for 2000.

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

      Revenue: Revenue from oil and gas sales decreased in fiscal 2002 by $1,046,463, or 48%, to $1,149,356 versus higher sales volumes for oil and gas. Average prices per barrel of oil decreased 34% to $18.52 from $28.18 a year ago. Average prices received per Mcf of gas decreased 58% to $2.00 from $4.75 a year ago. Sales volumes for oil increased 28% to 24,000 barrels from 18,688 barrels a year ago. Sales volumes for gas increased 1% to 353 Mmcf from 350 Mmcf a year ago.

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

      Lease Operating Expenses: Lease operating expenses decreased $208,317, or 23%, to $712,375 from $920,692 a year ago. The caption "Lease Operating Expenses" includes not only the direct costs of operating a well, but workover costs and production taxes. Direct lease expense increased 3% to $590,083 from $575,296 a year ago. Workover costs decreased 95% to $8,282 from $151,390 last year. Production taxes decreased 41% to $114,040 from $194,006 a year ago. The increase in direct lease expenses is attributable to higher lease expenses at the Pierce Water-flood project in Campbell County, Wyoming. The decrease in workover expenses is attributable to lower workover costs in the Company's Greens Canyon Field. The decrease in production taxes was a result of lower oil and gas revenues. Lease operating costs on a BOE (barrel of oil equivalent) basis decreased 28% to $8.60 from $11.96 a year ago.

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

                                             KESTREL ENERGY, INC.
                                             (Registrant)

Date:  July 15, 2003                         By:/s/Barry D. Lasker
                                                -------------------------------
                                                Barry D. Lasker, President,
                                                Chief Executive Officer,
                                                Principal Financial  Officer and
                                                Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  July 15, 2003                         By:/s/Barry D. Lasker
                                                --------------------------------
                                                Barry D. Lasker, President,
                                                Chief Executive Officer,
                                                Principal Financial Officer and
                                                Director


Date:  ________________, 2003                By:
                                                --------------------------------
                                                Robert J. Pett, Chairman of
                                                the Board


Date:  July 15, 2003                         By:/s/Kenneth W. Nickerson
                                                --------------------------------
                                                Kenneth W. Nickerson, Director


Date:  ________________, 2003                By:
                                                --------------------------------
                                                John T. Kopcheff,  Director


Date:  July 15, 2003                         By:/s/Mark A. E. Syropoulo
                                                --------------------------------
                                                Mark A. E. Syropoulo, Director


Date:  July 15, 2003                         By:/s/Timothy L. Hoops
                                                --------------------------------
                                                Timothy L. Hoops, Director


Date:  ________________, 2003                By:
                                                --------------------------------
                                                Neil T. MacLachlan, Director

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

                              KESTREL ENERGY, INC.

                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001

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

                              KESTREL ENERGY, INC.

                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001

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

                              KESTREL ENERGY, INC.

                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001

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

                              KESTREL ENERGY, INC.

                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001

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

                              KESTREL ENERGY, INC.

                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001

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

                              KESTREL ENERGY, INC.

                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001

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

                              KESTREL ENERGY, INC.

                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001

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

                              KESTREL ENERGY, INC.

                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001

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

                              KESTREL ENERGY, INC.

                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001

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

                              KESTREL ENERGY, INC.

                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001

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

                              KESTREL ENERGY, INC.

                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001


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
                                          ============   ============

     To achieve the 2002 future cash inflows reported, the capital expenditure of approximately $0.23 mm in fiscal 2003 and $1.7 mm in fiscal 2004 and $1.7 mm in fiscal 2005 will be required to develop existing proved undeveloped reserves. The capital expenditure of approximately $1.1 in fiscal 2004 will be required to develop existing proved developed non-producting reserves.

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

                              KESTREL ENERGY, INC.

                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001

     The complete definition of proved oil and gas reserves appears at Regulation S-X 4-10(a)(2), 17 CFR 210.4-10(a)(2). The complete definition of proved developed oil and gas reserves appears at Regulation S-X 4-10(a)(3), 17 CFR 210.4-10(a)(3). The complete definition of proved undeveloped reserves appears at Regulation S-X 4-10(a)(4), 17 CFR 210.4-10(a)(4).