Form 10KSB
period 2003-06-30
KESTREL ENERGY INC
filed 2003-10-14
CIK 312842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


      (Mark One)

      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

                      For the fiscal year ended June 30, 2003

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

      Commission File No:  0-9261

                             KESTREL ENERGY, INC.
                             --------------------
            (Exact name of registrant as specified in its charter)

State of Incorporation: Colorado   I.R.S. Employer Identification No. 84-0772451

      1726 Cole Boulevard, Suite 210
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

                      [X]....YES       ......[ ]     ......NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $1,304,581.

At September 30, 2003, 9,798,400 common shares (the registrant's only class of voting stock) were outstanding. The aggregate market value of the 5,164,673 common shares of the registrant held by nonaffiliates on that date (based upon the mean of the closing bid and asked price on the OTC Bulletin Board) was $1,647,531.

                       Documents Incorporated by Reference

Certain portions of the registrant's Proxy Statement relating to the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

                           TABLE OF CONTENTS

PART I

Item 1. Description of Business..............................................1

        General Description of Business......................................1

        Recent Developments..................................................1

        Recent Activities....................................................1

        Proved Reserves Position.............................................1

        Borrowing Activities.................................................2

        Fundraising Activities...............................................2

        Greens Canyon Project................................................3

        Move to OTC Bulletin Board...........................................3

        Recent Accounting Pronouncements.....................................4

        Operations and Policies..............................................4

        Customers............................................................5

        Risk Factors.........................................................5

        Forward-Looking Statements...........................................6

Item 2. Description of Property..............................................8

        Oil and Gas Interests................................................8

        Royalty Interests Under Producing Properties.........................8

        Drilling Activities..................................................8

        Farmout Agreements...................................................9

        Oil and Gas Production, Prices and Costs.............................9

        Office Facilities...................................................10

Item 3. Legal Proceedings...................................................10

Item 4. Submission of Matters to a Vote of Security Holders.................10

PART II.....................................................................10

Item 5. Market for Registrant's Common Equity and Related Stockholder
        Matters.............................................................10

        Outstanding Shares of Common Stock..................................11

        Stock Price.........................................................11

        Dividend Policy.....................................................11

Item 6. Management's Discussion and Analysis of Financial Condition and
        Results of Operations...............................................13

        Liquidity and Capital Resources.....................................14

        Results of Operations...............................................14

Item 7. Financial Statements and Supplementary Data.........................14

Item 8. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure................................................14

PART III  ..................................................................14

Item 9. Directors and Executive Officers of the Registrant..................14

Item 10.Executive Compensation..............................................14

Item 11. Security Ownership of Certain Beneficial Owners and Management.....14

Item 12. Certain Relationships and Related Transactions.....................14

PART IV ....................................................................15

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K....15

Item 14. Controls and Procedures............................................16

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

At June 30, 2003 the Company owned oil and gas interests in the states of Louisiana, New Mexico, Oklahoma, Texas and Wyoming

                               RECENT DEVELOPMENTS

RECENT ACTIVITIES

The Company is pleased to report that development activity at the Company's Hilight CBM project, located in Campbell Co., Wyoming, has been accelerated due to a dramatic improvement in gas prices in the area. During the later part of fiscal 2003 the Company participated in the drilling of 4 additional development wells and in the early part of fiscal 2004 has already drilled another 4 wells. It is expected that further development activity at Hilight field will continue during the year. In addition, the development of a shallower coal seam has begun and could add a further 80 drilling locations. The shallow coal seam is productive elsewhere in the area.

In July, 2003 the Company was the successful bidder at the Louisiana State lease sale for offsetting acreage to the shut-in Royal Resources #1 North Lake Boeuf field. By acquiring this acreage Kestrel now controls the acreage within the two productive Unit areas and can now begin to pursue farm-out efforts to bring the well back on production and evaluate additional zones of potential.

In June, 2003 the Company participated in the Chadron exploration well, located in Dawes Co. Nebraska. Although unsuccessful, the Company will continue to review data from the well in order to decide if any further activity is warranted. The Company and it's joint venture participants still hold a large acreage position under options and will continue to high grade areas of interest. The funds used for the Chadron project were raised from a small private placement that was completed in June, 2003.

PROVED RESERVES POSITION

As of June 30, 2003, the Company's undiscounted net future cash flows have been estimated by Sproule Associates Inc., an independent petroleum engineering firm, to be approximately $21,667,000. This compares to $18,641,000 as of June 30, 2002. The increase in the current year is the result of higher oil and natural gas prices offset against revisions of previous quantity estimates, particularly at Greens Canyon.

For the fiscal year ended June 30, 2003, the Company's proved oil reserves increased approximately 37,300 bbls. to 310,700 bbls., or 14% from 273,400 in 2002. The Company's proved gas reserves decreased 7,310 Mmcf to 4,759 Mmcf, or 61%, from 12,069 Mmcf in 2002. The decrease in proved gas reserves is attributable primarily to the decision to remove all proved undeveloped and proved developed non-producing reserves associated with the Greens Canyon project, production during the year and the sale of several non-core producing assets. The resource at Greens Canyon will remain as unproved until further appraisal drilling can confirm the projects commerciality.

Despite the reserve write down at the Greens Canyon property, the Company's reserve value on the remaining properties grew during the year due to higher prices for natural gas and oil. The Company's core properties have extremely long lived reserves, in excess of 40 years, which will provide a solid foundation as the Company moves forward.

The Company is also investigating other petroleum targets at different horizons on the Company's leasehold in the Greens Canyon property. The other horizons include numerous coalbed methane zones at depths up to 5,800 feet. While these targets remain unproved they do provide the potential for significant reserve additions should exploration efforts prove successful. The Company will be seeking industry partners to evaluate these other targets.

BORROWING ACTIVITIES

On January 24, 2003, the Company borrowed $400,000 from R&M Oil and Gas, Ltd., of which Timothy L. Hoops, one of the Company's directors and its Operations Manager, is a partner. That loan is due on January 31, 2005, bears interest at 12.5% per annum and is secured by the Company's oil and gas interests in Grady County, Oklahoma. In the event of a default under the terms of the R&M loan, and the sale of the collateral securing the loan, the Company would receive any remaining proceeds after payment to R&M of its expenses in connection with such sale(s) and any indebtedness due and payable to R&M under the loan. The proceeds from the R&M loan were used to retire the outstanding debt to Samson Exploration N.L. and reduce the Company's accounts payable position at the time. The R&M loan was approved unanimously by the Board of Directors with Mr. Hoops abstaining.

     On May 5, 2003, the Company entered into a Line of Credit Agreement with Barry D. Lasker, the Company's President and CEO, and for a maximum of $200,000. Under the terms of the agreement all outstanding amounts are due on May 4, 2005 and bear interest at 10% per annum. The loan can also be converted, at Lasker's election, into common shares of the Company at $0.40 per share. The initial proceeds of the loan consisted of $40,000 cash and the conversion of debt of approximately $152,000 of unpaid wages and unreimbursed business expenses owed to Mr. Lasker by the Company. The Lasker loan is secured by the Company's oil and gas interests in Campbell County, Wyoming. In the event of a default under the terms of the Lasker loan, and the sale of the collateral securing the loan, the Company would receive any remaining proceeds after payment to Mr. Lasker of his expenses in connection with such sale(s) and the indebtedness due and payable to him under the loan. Like the R&M loan, the Lasker loan was approved as an arms length transaction by the entire Board of Directors with Mr. Lasker abstaining.

On February 4, 2003, the Company repaid the Samson Exploration N.L. note in full, including all accrued interest and fees, with $327,143.15 in cash and the transfer of the Company's remaining 25,000,000 shares of Victoria Petroleum N.L. common stock.

FUNDRAISING ACTIVITIES

In April 2002, the Company completed a private placement of 1,409,000 units at a price of $0.70 per unit. Each unit consisted of one common share and one common share purchase warrant. Each of the common share purchase warrants sold in that offering entitled the holder to acquire an additional common share of the Company at a price of $1.25 on or before March 10, 2003. The warrants have since expired. The net proceeds of approximately $950,000 was used for debt consolidation and for general corporate purposes.

In June 2003, the Company completed a private placement of 335,000 units at a price of $1.00 per unit. Each unit consisted of two common shares and one common share purchase warrant. Each of the common share purchase warrants sold in that offering entitled the holder to acquire an additional common share of the Company at a price of $0.50 on or before June 18, 2004. The net proceeds of approximately $335,000 was used for payment of the Chadron prospect fee and for 50% of the costs to drill the Sellman-1X exploration well, located in Dawes County, Nebraska.

GREENS CANYON PROJECT

Beginning in fiscal 2000, the Company began accumulating a substantial amount of acreage in southwest Wyoming's Green River Basin (the "Greens Canyon Prospect"). The Company also drilled and completed two wells, the Greens Canyon #1 (UPRC #27-3) and Greens Canyon #2 (UPRC #29-2). While the drilling results of both wells indicated that substantial amounts of gas were present and could be produced, the Company encountered a series of mechanical problems when it attempted to fracture the wells to stimulate production. As a result, initial production from the wells was only 500 to 700 mcf per day. Information gathered during the completion process made it clear that the mechanical problems, which were unrelated to any specific characteristics of the wells themselves, were the sole cause of the lower production. The Company announced its intent to take necessary corrective actions to remedy the mechanical problems and re-establish commercial production levels. In consultation with its independent petroleum engineering consultants, Sproule Associates Inc., the Company classified a substantial amount of Greens Canyon reserves as proved undeveloped reserves in its June 30, 2000 petroleum reserves report because the Company believed that its geological and engineering data demonstrated with reasonable certainty that those known reserves were recoverable under existing economic and operating conditions.

During fiscal 2001, the Company began the process of re-working the Greens Canyon wells. The Company re-completed the 27-3 well, resulting in improved production levels in the short run. By the end of fiscal 2001, however, daily production rates for the well had declined to modest levels. In October of 2001, new Company management declared that, while the Company was still convinced that significant gas reserves were present, the Company would bring in additional participants into the Greens Canyon project in order to share the financial burden of further development. As a result, the Company reported a decrease in the total proved gas reserves to 13.4 Bcf and oil reserves to 355,000 barrels.

In fiscal 2002 the Company was overburdened by debt and limited cash flow, which was at least partially attributable to additional debt incurred to support development of the Greens Canyon project. Management's resulting focus on strengthening its balance sheet in fiscal 2003 prevented it from focusing its full attention on the Greens Canyon farm out effort. During fiscal 2003, the Company pursued the Greens Canyon farm out effort, however, as of this date, it has not secured a suitable farm-out partner. Several parties have expressed an interest in the project and discussions with these parties are ongoing. As of June 30, 2003, the Company has decided to remove all proved undeveloped and proved developed non-producing reserves formally attributed to the Greens Canyon project from its reported reserves until further drilling activity demonstrates that commercial flow-rates can be achieved. The Company continues to believe that an economic resource has been discovered at Greens Canyon and will continue to press forward seeking out additional industry participants.

MOVE TO OTC BULLETIN BOARD

By letter dated February 14, 2002, The Nasdaq Stock Market, Inc. informed the Company that it did not meet all of the requirements for continued listing on the SmallCap Market because, as of that date, the Company's stock had traded below the minimum $1.00 per share requirement for 30 consecutive trading days. The Company was provided 180 calendar days, or until August 13, 2002, to regain compliance with the minimum trading price standard. If compliance could not be achieved by that date, but the Company met the initial listing criteria for the SmallCap Market on that date, the Company would receive an additional 180 calendar day grace period to demonstrate compliance with the $1.00 per share requirement. On August 14, 2002, Nasdaq informed the Company that, even though it had not complied with the minimum $1.00 per share trading requirement by August 13, 2002, because the Company satisfied the initial listing requirements as of March 31, 2002, it was granted the additional 180 calendar day grace period, or until February 10, 2003, to regain compliance with the minimum trading price standard. On April 8, 2003, the Company's stock was delisted from the SmallCap Market, and it now trades on the OTC Bulletin Board and will continue to do so as long as the Company continues to file its reports with the SEC.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the financial Accounting Standards Board ("FASB") issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS 146 generally requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 has had no impact on the Company's financial position or results of operations.

SFAS 147, "Acquisitions of Certain Financial Institutions," was issued in December 2002 and is not expected to apply to the Company's current or planned activities.

In December 2002, the FASB approved SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement 123." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock based compensation using the methods detailed in the stock-based compensation accounting policy.

In April 2003, the FASB approved SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 is not expected to apply to the Company's current or planned activities.

In June 2003, the FASB approved SFAS. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS. 150 is not expected to have an effect on the Company's financial position.

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

CUSTOMERS

During fiscal year 2003, the Company had three major customers: Kaiser Francis Oil Company, Eighty-Eight Oil LLC and BP America Production Company. Sales to these customers accounted for 27%, 11% and 11%, respectively, of oil and gas sales in 2003. The Company does not believe that it is dependent on a single customer. The Company has the option at most properties to change purchasers if conditions so warrant.

                                  RISK FACTORS

WE MUST CONTINUE TO EXPAND OUR OPERATIONS

Our long term success is ultimately dependent on our ability to expand our revenue base through the acquisition of producing properties and, to a much greater extent, by successful results in our exploration efforts. We will need to continue to raise capital to make additional acquisitions and to make further investments in our current portfolio of exploration properties. We have made significant investments in exploration properties in the Green River Basin in Wyoming. There is no assurance that any of these acquisitions or investments or any other acquisitions or investments in the future will be successful. In fact, while we have already had some measure of success with these acquisitions, we have also had some disappointments. All of our exploration projects are subject to failure and the loss of our investment.

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

WE MUST REPLACE THE RESERVES WE PRODUCE

Even though we have recently removed a substantial amount of proved undeveloped reserves attributable to the Greens Canyon Project in Wyoming, a substantial portion of our oil and gas properties still contain proved undeveloped reserves. Successful development and production of those reserves cannot be assured. Additional drilling will be necessary in future years both to maintain production levels and to define the extent and recoverability of existing reserves. There is no assurance that our present oil and gas wells will continue to produce at current or anticipated rates of production, that development drilling will be successful, that production of oil and gas will commence when expected, that there will be favorable markets for oil and gas which may be produced in the future or that production rates achieved in early periods can be maintained.

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

OUR SUCCESS MAY BE DEPENDENT ON OUR ABILITY TO RETAIN BARRY LASKER AND BOB PETT AS KEY PERSONNEL

We believe that the oil and gas exploration and development and related management experience of our key personnel is important to our success. The active participation in the Company of our president, Barry Lasker and Robert J. Pett, our chairman, is a necessity for our continued operations. We have an employment contract with Mr. Lasker which currently expires August 14, 2004, and renews automatically each May 14 for an additional year if neither party gives timely notice of intent to terminate. We do not have key person life insurance on either Mr. Lasker's or Mr. Pett's lives. We compete with bigger and better financed oil and gas exploration companies for these individuals. Our future success may depend on whether we can attract, retain and motivate highly qualified personnel. We cannot assure you that we will be able to do so.

OUR RESERVES ARE UNCERTAIN

Estimating our proved reserves involves many uncertainties, including factors beyond our control. Our annual report on Form 10-KSB for fiscal year 2003 contains estimates of our oil and natural gas reserves and the future cash flow to be realized from those reserves for fiscal years 2003 and 2002, as prepared by our independent petroleum engineers, Sproule Associates Inc. There are uncertainties inherent in estimating quantities of proved oil and natural gas reserves since petroleum engineering is not an exact science. Estimates of commercially recoverable oil and gas reserves and of the future net cash flows from them are based upon a number of variable factors and assumptions including:

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

THE MARKET FOR OUR STOCK IS HIGHLY VOLATILE

Our stock is currently traded on the OTC Bulletin Board, but there has historically been a relatively low volume of trading in the shares even when we listed on the Nasdaq Small Cap Market. Consequently, the price at which the shares trade may be highly volatile. We were delisted from the Nasdaq SmallCap Market on April 8, 2003 because our stock traded below the minimum $1.00 share requirement for too long a period of time. Under current rules our stock will be listed on the OTC Bulletin Board as long as we continue to file our reports with the SEC. The change to the OCT Bulletin Board may have reduced the liquidity of our stock which, in turn, may adversely affect its trading price.

FORWARD-LOOKING STATEMENTS

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

ITEM 2. DESCRIPTION OF PROPERTY.

OIL AND GAS INTERESTS

The following table describes the Company's leasehold interests in developed and undeveloped oil and gas acreage at June 30, 2003:

                              Total                         Total
                              -----                         -----
                     Developed Acreage (1)(2)     Undeveloped Acreage (1)(2)
          State           Gross       Net             Gross         Net
          -----           -----       ---             -----         ---
            Louisiana      480        365               -0-         -0-
             Nebraska      -0-        -0-             2,601       1,300
           New Mexico      240         91               320          87
             Oklahoma    1,567        451               -0-         -0-
                Texas      148          4               -0-         -0-
              Wyoming    9,463      2,387            30,894      30,698
                         -----      -----            ------      ------
                TOTAL   11,898      3,298            33,815      32,085

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

ROYALTY INTERESTS UNDER PRODUCING PROPERTIES

At June 30, 2003, the Company held overriding royalty interests ranging from .2% to 1.4% in 3 producing oil and gas wells located on 1,280 gross developed acres in the United States. This compares with overriding royalty interest ranging from 1.5% to 9.26% in 23 producing oil and gas wells located on 3,034 gross developed acres in the U.S. at June 30, 2002. The net production for the royalty interests for the year ended June 30, 2003 were 101 Bbls and 101 Mcf for oil and gas respectively. The net production for the Company's royalty interests for the fiscal year ended June 30, 2002 was, 329 Bbls and 640 Mcf for oil and gas respectively. The royalty interests are considered to be immaterial by the Company.

DRILLING ACTIVITIES

The Company participated in drilling 4 Hilight CBM wells located in Campbell Co., Wyoming and the Chadron prospect, located in Dawes Co., Nebraska during the year ended June 30, 2003. The Company did not participated in drilling any wells in the year ended June 30, 2002.

Kestrel Energy, Inc. owned interests in net exploratory and net development wells for the years ended June 30, 2003, and 2002 as set forth below. This information does not include wells drilled under farmout agreements.

                                UNITED STATES
                               ---------------
                               6/30/03 6/30/02
Net Exploratory Wells: (1)
  Dry (2)                        .5       --
  Productive (3)                 --       --
                               -----    -----
                                 .5       --
                               =====    =====
Net Development Wells: (1)
  Dry (2)                         0       --
  Productive (3)                 .7     1.76
                               -----    -----
                                 .7     1.76
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

During the year ended June 30, 2003, no wells were drilled under farmout agreements.

OIL AND GAS PRODUCTION, PRICES AND COSTS

As of June 30, 2003, the Company had a royalty and/or working interest in 90 gross (3.4 net) wells that produce oil only, 36 gross (9.7 net) wells that produce gas only, and 19 (1.2 net) wells that produce both oil and gas. All wells that produced gas are connected to pipelines. As of June 30, 2002, the Company had a royalty and/or working interest in 93 gross (3.5 net) wells that produce oil only, 36 gross (9.7 net) wells that produce gas only, and 22 (1.3 net) wells that produce both oil and gas.

For information concerning the Company's oil and gas production, estimated oil and gas reserves, and estimated future cash inflows relating to proved oil and gas reserves, see Note 11 to the consolidated financial statements included in this Report. The reserve estimates for the reporting year were prepared by Sproule Associates Inc., an independent petroleum engineering firm. The Company did not file any oil and gas reserve estimates with any federal authority or agency during its fiscal year ended June 30, 2003.

For the year ended June 30, 2003, the Company's average operating cost (including taxes and marketing) per barrel of oil equivalent (BOE) (converting gas to oil at 6:1) was $10.45. The average operating cost per BOE on an equivalent basis for fiscal years 2002 was $8.60. The average sales price per barrel of oil sold was $24.10 for 2003 and $18.52 for 2002. The average sales price per mcf of gas sold was $3.18 for 2003 and $2.00 for 2002.

OFFICE FACILITIES

The Company's executive offices are located at 1726 Cole Blvd., Suite 210, Lakewood, Colorado 80401, where it leases approximately 2,358 square feet of general office space, at an initial annual lease rate of $16.50 per square foot escalating to $17.50 per square foot over the life of the lease. The Company's current lease obligation expires July 31, 2006. The Company also has, under lease, approximately 560 square feet of office space located at 1717 St. James Place, Suite 240, Houston, Texas 77057, at an annual rate of $9,168. The current lease obligation expires June 30, 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

OUTSTANDING SHARES OF COMMON STOCK

The Company's common stock trades over-the-counter on the OTC: Bulletin Board Market under the symbol "KEST." Until April 8, 2003, the Company's common stock traded on the Nasdaq SmallCap Market. At June 30, 2003, the Company had 9,798,400 shares outstanding. At June 30, 2003, the Company had approximately 1,478 shareholders of record, although the Company believes that there are more beneficial owners of its stock, the number of which is unknown.

STOCK PRICE

These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

      Fiscal Year June 30, 2002                      Sales Price
                                                     -----------
                                                High              Low
                                                ----              ---
      First Quarter                            $1.58            $0.69
      Second Quarter                            1.02             0.64
      Third Quarter                             0.80             0.56
      Fourth Quarter                            1.24             0.17

      Fiscal Year June 30, 2003                      Sales Price
                                                     -----------
                                                High              Low
                                                ----              ---
      First Quarter                            $0.74            $0.22
      Second Quarter                            0.70             0.17
      Third Quarter                             0.65             0.29
      Fourth Quarter                            0.55             0.10

DIVIDEND POLICY

While there are no covenants or other aspects of any finance agreements or bylaws that restrict the declaration or payment of cash dividends, the Company has not paid any dividends on its common stock and does not expect to do so in the foreseeable future.

In June 2003, the Company completed a private placement offering (the "Offering") of 335,000 units at $1.00 per unit. Each unit consisted of two shares of the Company's no par value Common Stock and one warrant (the "Warrant") to purchase one share of Common Stock exercisable at $0.50 per share (the "Unit"). The entire Offering was sold to one investor for $335,000. The offer and sale of the Units were exempt from registration under Regulation S of the Act for a sale to a qualified non-U.S purchaser. None of the shares of Common Stock, Warrants or the shares of Common Stock underlying the Private Warrants have been registered.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     Working Capital and Cash Flows: Net working capital deficit at June 30, 2003, was $4,643 compared to a working capital deficit of $631,012 at June 30, 2002. The decrease in negative working capital of $626,369 for the year ended 2003 resulted primarily from the conversion of the Wells Fargo current debt to the long-term R&M debt facility.

Net cash used in operating activities was $100,067 for fiscal 2003 as compared to cash used by operating activities of $444,362 for fiscal 2002, a decrease of $344,295. The increase in operating cash flows is primarily attributable to higher operating margins and lower general and administrative expenses partially offset by a net increase in operating assets when compared to last year.

Net cash used by investing activities was $349,904 in fiscal 2003 as compared to net cash provided of $564,959 in fiscal 2002. For the year ended June 30, 2003, $83,162 was used for capital expenditures including $41,500 on completion of 4 coalbed methane wells in Campbell County, Wyoming; and $335,000 on the Chadron Exploration well located in Dawes Co., Nebraska. The well was unsuccessful and has since been abandoned. The Company received $56,241 from the sale of 5,100,000 Victoria Petroleum, NL shares during the fiscal year ended June 30, 2003. The shares were acquired in May 2000 as part of the merger agreement between the Company and Victoria Petroleum, NL. Proceeds from the sale of several non-core assets during the year netted the Company approximately $20,017.

Net cash provided by financing activities was $522,027 for fiscal 2003 versus $183,074 used by financing activities a year ago. As of June 30, 2002, the Company owed approximately $516,000 on a line of credit with Wells Fargo Bank N.A. The line was secured by deeds of trust on various of the Company's oil and gas producing properties. The Company borrowed $500,000 from Samson Exploration N.L. (a related party) and used the proceeds of the loan to pay off the Wells Fargo loan.

The Company borrowed $400,000 from R&M Oil and Gas, Ltd. The proceeds from the R&M loan were used to retire the outstanding debt to Samson Exploration N.L. and reduce the Company's accounts payable position at the time. The Company repaid Samson Exploration N.L. in full, including all accrued interest and fees, with $327,143 in cash and the transfer of the Company's remaining 25,000,000 shares of Victoria Petroleum N.L. common stock.

The Company entered into a Line of Credit Agreement with Barry D. Lasker, President and CEO of Kestrel, and for a maximum of $200,000. The initial proceeds of the loan consisted of $40,000 cash and the conversion to debt of approximately $150,000 of unpaid wages and unreimbursed business expenses owed to Mr. Lasker by the Company.

In June 2003, the Company completed a private placement of 335,000 units at a price of $1.00 per unit with net proceeds of approximately $335,000. During fiscal 2003, 13,000 warrants were exercised at

$1.25 with net proceeds of $15,678. These proceeds was used for payment of the Chadron prospect fee and for 50% of the costs to drill the Sellman-1X exploration well, located in Dawes County, Nebraska.

     Stockholders' Equity: Stockholders' equity decreased $1,461,944 to $1,604,223 from $3,066,167 a year ago. The decrease is largely attributable to impairment of $903,214 which was largely due to a write down in the value of Greens Canyon gas reserves. As of June 30, 2003, the Company removed all proved undeveloped and proved developed non-producing reserves formally attributed to the Greens Canyon project from its reported reserves until further drilling activity demonstrates that commercial flow-rates can be achieved.

     Debt Obligations: As of June 30, 2003, the Company had the following debt obligations (all long-term):

Note Payable of $400,000 due to R&M Oil and Gas LTD (a related party). Under the terms of the loan agreement, the note is due on January 31, 2005 and bears interest at 12.5% per annum and is secured by the Company's oil and gas interests in Grady County, Oklahoma. The proceeds from the loan were used to retire outstanding indebtedness and reduce the Company's accounts payable position at the time.

Note Payable of approximately $192,000 due to Barry D. Lasker, the Company's President and CEO. Under the terms of the agreement all outstanding amounts are due on May 4th, 2005 and bear interest at 10% per annum. The initial proceeds of the loan consisted of $40,000 cash and the conversion to debt of approximately $152,000 of unpaid wages and unreimbursed business expenses. The loan is secured by the Company's oil and gas interests in Campbell County, Wyoming.

     Reserves and Future Cash Flows: For the fiscal year ended June 30, 2003, the Company's proved oil reserves increased approximately 37,700 bbls. to 310,700 bbls., or 14% from 273,000 in 2002. The Company's proved gas reserves decreased 7,310 Mmcf to 4,759 Mmcf, or 61%, from 12,069 Mmcf in 2002. The decrease in proved gas reserves is attributable primarily to the decision to remove all proved undeveloped and proved developed non-producing reserves associated with the Greens Canyon project, production during the year and the sale of several non-core producing assets. The resource at Greens Canyon will remain as unproved until further appraisal drilling can confirm the projects commerciality.

The Company's undiscounted net future cash flows have been estimated by Sproule Associates Inc., an independent petroleum engineering firm, to be approximately $21,667,000 as of June 30, 2003. This compares to $18,641,000 as of June 30,
2002. The increase in the current year is the result of higher oil and natural gas prices offset against revisions of previous quantity estimates, particularly at Greens Canyon,

     Gas Balancing: At June 30, 2003, the Company held no under-produced or over-produced properties. The Company at June 30, 2002 the Company held no under-produced or over-produced properties.

     Natural Gas Sales Contracts: The Company's gas production is generally sold under short term contracts with pricing set on current spot markets with adjustments for marketing and transportation costs. All contracts are cancelable within 30-90 days notice by the Company. The Company has no contracts that are based on a fixed natural gas price.

      Net Operating Loss and Tax Credit Carryforwards: At June 30, 2003, the Company estimated that, for United States federal income tax purposes, it had net operating loss carryforwards of approximately $12,122,000. The utilization of approximately $356,000 of these carryforwards are limited to an estimated $80,000 annually. Of the balance of the loss carryforwards, $11,766,000 is available to offset any future taxable income of the Company. If not utilized, the net operating loss carry forwards will expire during the period from 2003 through 2023.

RESULTS OF OPERATIONS

FISCAL 2003 VS. FISCAL 2002

     Net Earnings: The Company reported a net loss of $2,335,980 in fiscal 2003 compared to a net loss of $8,111,561 in fiscal 2002, which was a decrease of $5,775,581. The net loss in fiscal 2003 is primarily attributable to abandonment and impaired expenses of $1,238,214, depreciation and depletion expenses of $339,002 and the loss on sale of available-for-sale securities of $575,893 partially offset by positive operating margin. The abandonment and impairment expenses of $1,238,214 was largely attributable to a write down in value of Greens Canyon gas reserves and the dry hole costs associated with the Chadron prospect exploration well.

     Revenue: Revenue from oil and gas sales increased in fiscal 2003 by $146,898, or 13%, to $1,304,581. Average prices per barrel of oil increased 30% to $24.10 from $18.52 a year ago. Average prices received per Mcf of gas increased 59% to $3.18 from $2.00 a year ago. Sales volumes for oil decreased 29% to 17,100 barrels from 24,000 barrels a year ago. Sales volumes for gas decreased 24% to 267 Mmcf from 353 Mmcf a year ago.

The Company recorded a gain on sale of property and equipment of $21,538. In July, 2003, the Company sold, at auction, its over-riding royalty interests in 5 wells for gross proceeds of $22,300. After expenses of $2,083 the Company received net proceeds of $20,017. Effective August 1, 2002, the Company conveyed its interest in the West Buffalo Red River Unit to the Operator for settlement of debt which, also yielded $431 in gain on sale.

The Company also disposed of 30,100,000 shares of common stock of Victoria Petroleum, NL during fiscal 2003. The common stock was acquired as part of the merger with Victoria Petroleum, NL in May of 2000. The Company received cash of $56,241 for the sale of 5,100,000 shares and transferred the remaining 25,000,000 shares to Samson, which together with the cash payment of $327,143 paid off the Samson loan in full. As a result, the Company realized a loss of $575,893 the year ended June 30, 2003 versus a loss of $561,282 for the year ended June 30, 2002.

Other income decreased $74,144 to $99,567 from $173,711 a year ago. The decrease is attributable to an adjustment of over-accrued severance taxes which took place in the year ended June 30, 2002 which effectively increased last year's other income.

     Lease Operating Expenses: Lease operating expenses decreased $67,624, or 9%, to $644,751 from $712,375 a year ago. The caption "Lease Operating Expenses" includes not only the direct costs of operating a well, but workover costs, gas handling fees and production taxes. Direct lease expense decreased 29% to $421,148 from $590,083 a year ago. Workover costs increased 288% to $32,141 from $8,282 last year. Gas handling fees increased 105% to $50,156 from $24,446 a year ago. Production taxes increased 13% to $128,864 from $114,040 a year ago. The decrease in direct lease expenses is attributable to lower lease expenses at the Pierce water-flood project in Campbell County, Wyoming and the sale during the last two years of several high operating cost properties, the full effects of which were seen this year. The increase in workover expenses is attributable to higher workover costs in the Company's Pierce water-flood project. The increase in gas handling fees and production taxes was a result of higher oil and gas revenues. Lease operating expenses on a BOE (barrel of oil equivalent) basis increased 22% to $10.45 from $8.60 a year ago.

     Exploration Expenses: Exploration expenses decreased $32,924, or 34%, to $63,677 from $96,601 in 2002. The decrease in exploration expense continued the slower pace of the Company's exploration program during fiscal 2003 as the Company's emphasis has been on reducing the outstanding debt obligation.

     Dry Holes, Abandoned and Impaired Properties: Dry holes, abandoned and impaired property costs were $1,238,214 in fiscal 2003 as compared to $6,589,695 a year ago, a decrease of $5,351,481. The current year costs were primarily attributable to the impairment of the Greens Canyon property and the dry hole costs associated with the Chadron exploration well. No wells were abandoned during fiscal 2002.

     General and Administrative Expense: General and administrative expenses decreased $209,836, or 21%, to $797,282 as compared to $1,007,118 a year ago. The decrease in general and administrative expenses is attributable to lower accounting, legal, rent, investor relations and company personnel costs offset by higher insurance and taxation expenses. The Company continues to review ways to reduce overhead expenses.

     Interest Expense and Loan Fees: Interest expense totaled $115,690 for the fiscal year ended June 30, 2003 versus $121,655 a year ago. The interest is attributable to the line of credit the Company had with Wells Fargo Bank, short term borrowings from Samson Exploration NL and Victoria Petroleum USA, Inc., and long term borrowings from R & M Oil and Gas LTD and Barry D. Lasker. The Wells Fargo line of credit and the Samson loan have been satisfied in full, however, $6,557 remains owed to VP USA, $400,000 to R&M, and $191,860 to Barry Lasker.

ITEM 7. FINANCIAL STATEMENTS.

     See pages F-1 through F-21 for this information.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
        SECTION 16(A) OF THE EXCHANGE ACT.

     The information required herein is incorporated by reference from the Company's definitive proxy statement for the 2003 annual meeting of shareholders. ITEM 10. EXECUTIVE COMPENSATION.

     The information required herein is incorporated by reference from the Company's definitive proxy statement for the 2003 annual meeting of shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required herein is incorporated by reference from the Company's definitive proxy statement for the 2003 annual meeting of shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required herein is incorporated by reference from the Company's definitive proxy statement for the 2003 annual meeting of shareholders.

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

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

            10.2 Kestrel Energy, Inc. Stock Option Plan effective as of December 5, 2002 filed as Exhibit 10.1 to the Registrant's Form 10-QSB for the quarter ended December 31, 2002, and incorporated herein by reference.

            10.3 Line of Credit with Norwest Bank, Colorado National Association dated February 21, 2000 filed as Exhibit 10.1 to the Registrant's Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.

            10.4 Letter Amendment to Wells Fargo Bank West, N.A. Agreement dated September 27, 2000 filed as Exhibit 10 to the Registrant's Form 10-Q for the period ended September 30, 2000 and incorporated herein by reference.

            10.5 Wells Fargo Bank, N.A. Term Loan Agreement dated November 29, 2001 filed as Exhibit 10.2 to the Registrant's Form 10-Q for the period ended December 31, 2001 and incorporated herein by reference

            10.6 Promissory Note with Samson Exploration N.L. dated August 6, 2002 filed as Exhibit 99 to the Registrant's Form S-3 registration Statement (No. 333-99151) and incorporated herein by reference.

            10.7 Loan Agreement with R&M Oil and Gas, Ltd. Dated January 24, 2003 filed as Exhibit 10.2 to the Registrant's Form 10-QSB for the period ended December 31, 2002 and incorporated herein by reference.

            10.8 Revolving Credit Loan Agreement dated May 5, 2003 with Barry D. Lasker filed as Exhibit 99.1 to the Registrant's Form 8-K dated May 5, 2003 and incorporated herein by reference.

            10.9 Mortgage, Deed of Trust, Security Agreement, Assignment of Production and Financing Statement dated May 5, 2003 filed as Exhibit 99.2 to the Registrant's Form 8-K dated May 5, 2003 and incorporated herein by reference.

           10.10 Mortgage, Security Agreement, Assignment, Financing Statement and Fixture Filing to R&M Oil and Gas, Ltd. Dated January 24, 2003.

            23.1      Consent of Wheeler Wasoff, P.C.

            23.2      Consent of Sproule Associates Inc.

            31 Certificate of Chief Executive and Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

            32 Certification of Chief Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

     (c) Reports on Form 8-K.
         A Form 8-K under Item 5 dated May 5, 2003 was filed with the Commission on May 19,2003. A Form 8-K under Item 12 dated May 19, 2003 was filed with the Commission on May 20, 2003.

ITEM 14. CONTROLS AND PROCEDURES

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

                                             KESTREL ENERGY, INC.
                                             (Registrant)

Date:  October 14, 2003                      By: /S/BARRY D. LASKER
                                                ------------------------------
                                                Barry D. Lasker, President,
                                                Chief Executive Officer,
                                                Principal Financial  Officer and
                                                Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: October 14, 2003                       By: /S/BARRY D. LASKER
                                                -------------------------------
                                                 Barry D. Lasker, President,
                                                 Chief Executive Officer,
                                                 Principal Financial Officer
                                                 and Director


Date: October __, 2003                       By:
                                                -------------------------------
                                                 Robert J. Pett, Chairman of
                                                 the Board


Date: October 14, 2003                       By: /S/KENNETH W. NICKERSON
                                                -------------------------------
                                                 Kenneth W. Nickerson, Director


Date: October 14, 2003                       By: /S/JOHN T. KOPCHEFF
                                                -------------------------------
                                                 John T. Kopcheff, Director


Date: October __, 2003                       By:
                                                -------------------------------
                                                 Mark A. E. Syropoulo, Director


Date: October 14, 2003                       By: /S/TIMOTHY L. HOOPS
                                                -------------------------------
                                                 Timothy L. Hoops, Director


Date: October __, 2003                       By:
                                                -------------------------------
                                                 Neil T. MacLachlan, Director

                              KESTREL ENERGY, INC.

                              Financial Statements

                             June 30, 2003 and 2002

                   (With Independent Auditors' Report Thereon)

           Independent Auditor's Report.....................................F-3

           Balance Sheet....................................................F-4

           Statements of Operations and Comprehensive Income................F-5

           Statement of Shareholders Equity.................................F-6

           Statement of Cash Flows..........................................F-7

Note 1     Summary Of Significant Accounting Polices........................F-8

     2     Investments in Related Party.....................................F-12

     3     Line Of Credit...................................................F-12

     4     Asset Retirement Obligations.....................................F-13

     5     Notes Payable....................................................F-13

     6     Stockholders' Equity.............................................F-14

     7     Income Taxes.....................................................F-16

     8     Lease Commitments................................................F-17

     9     Contingencies ...................................................F-17

     10    Disclosures about Capitalized Costs, Costs Incurred and
           Major Customers..................................................F-17

     11    Information regarding Proved Oil and Gas Reserves (Unaudited)....F-18

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
Kestrel Energy, Inc.

We have audited the accompanying balance sheet of Kestrel Energy, Inc. as of June 30, 2003, and the related statements of operations and comprehensive
(loss), stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kestrel Energy, Inc. as of June 30, 2003, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.




                              Wheeler Wasoff, P.C.

Denver, Colorado
September 29, 2003

                               KESTREL ENERGY INC.

                                  BALANCE SHEET

                                  JUNE 30, 2003
                  ASSETS
Current assets
  Cash and cash equivalents  (note 1)                   $    128,604
  Accounts receivable                                        354,570
  Other current assets                                        18,400
                                                         -----------
         Total current assets                                501,574
                                                         -----------

Property and equipment, at cost
  Oil and gas properties, successful efforts
    method of accounting (note 10 and 11)
      Unproved                                               215,892
      Proved                                              10,918,017
  Pipeline and facilities                                    807,851
  Furniture and equipment                                     52,703
                                                         -----------
                                                          11,994,463
  Accumulated depreciation, depletion and amortization    (9,577,728)
                                                         -----------
         Net property and equipment                        2,416,735
                                                         -----------
                                                        $  2,918,309
                                                         ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable-related party (note 5)                  $      6,556
  Accounts payable-trade                                     429,663
  Accrued liabilities                                         69,998
                                                         -----------
         Total current liabilities                           506,217
                                                         -----------

Long-term liabilities
  Line of credit-related party (note 3)                      191,860
  Note payable-related party                                 400,000
  Asset retirement obligation (note 4)                       216,009
                                                         -----------
         Total long-term liabilities                         807,869
                                                         -----------

  Total Liabilities                                        1,314,086
                                                         -----------

Commitments and contingencies (notes 4,8 and 9)

Stockholders' equity (note 6)
  Preferred stock, $1 par value. 1,000,000 shares
    authorized; none issued                                       --
  Common stock, no par value. 20,000,000 shares
    authorized; 9,798,200 shares outstanding              20,394,585
  Accumulated (deficit)                                  (18,790,362)
                                                         -----------
         Total stockholders' equity                        1,604,223
                                                         -----------

                                                        $  2,918,309
                                                         ===========

    The accompanying notes are an integral part of the financial statements.

                               KESTREL ENERGY INC.

            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                       YEARS ENDED JUNE 30, 2003 AND 2002

--------------------------------------------------------------------------------------------------------
                                                                                2003            2002
Revenue
  Oil and gas sales                                                         $  1,304,581    $  1,157,683
                                                                             -----------     -----------
    Total revenue                                                              1,304,581       1,157,683
                                                                             -----------     -----------

Costs and expenses

  Lease operating expenses                                                       644,751         712,375

  Dry holes, abandoned and impaired properties                                 1,238,214       6,589,695

  Exploration expenses                                                            63,677          96,601

  Depreciation, depletion and amortization                                       339,002         327,353

  General and administrative                                                     797,282       1,007,118
                                                                             -----------     -----------
    Total costs and expenses                                                   3,082,926       8,733,142
                                                                             -----------     -----------

Other income (expense)

  Interest expense and financing costs                                          (115,690)       (121,655)

  Gain on sale of property and equipment                                          21,538          20,278

  Loss on sale of available-for-sale securities                                 (575,893)       (561,282)

  Interest income                                                                  1,953           3,728

  Foreign currency exchange (loss)                                                    --         (50,882)

  Other, net                                                                      99,567         173,711
                                                                             -----------     -----------
    Total  other  income (expense)                                              (568,525)       (536,102)
                                                                             -----------     -----------

Net loss before cumulative effect of change in accounting principle           (2,346,870)     (8,111,561)

Cumulative effect of change in accounting principle                               10,890              --
                                                                             -----------     -----------
Net loss before comprehensive (loss)                                          (2,335,980)     (8,111,561)

Other comprehensive (loss)

  Unrealized (loss) from available-for-sale securities                                --        (549,789)
                                                                             -----------     -----------
Comprehensive (loss)                                                       $  (2,335,980)   $ (8,661,350)
                                                                            ============     ===========

Loss per share - basic and diluted before change in accounting principle   $       (0.25)   $      (1.00)
                                                                            ============     ===========

Loss per share                                                             $       (0.25)   $      (1.00)
                                                                            ============     ===========
Weighted average number of common shares outstanding -

  basic and diluted                                                            9,288,325       8,100,292
                                                                            ============     ===========

   The accompanying notes are an integral part of the financial statements.

                              KESTREL ENERGY, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                       YEARS ENDED JUNE 30, 2003 AND 2002


                                                                                                     Accumulated
                                                           Common stock                                 other
                                               -----------------------------      Accumulated       comprehensive
                                                  Shares           Amount          (deficit)        income (loss)
                                               ------------     ------------      ------------      -------------
Balance July 1, 2002                              7,700,200     $ 19,073,023      $ (8,342,821)     $     26,431

Common shares issued (note 6)                     1,415,000          993,560              --                --
Offering costs                                         --            (22,676)             --                --
Unrealized (loss) on securities classified
   as available for sale                               --               --                --            (549,789)
Net (loss)                                             --               --          (8,111,561)             --
                                               ------------     ------------      ------------      -------------

Balance June 30, 2002                             9,115,200       20,043,907       (16,454,382)         (523,358)

Common shares issued (note 6)                       670,000          335,000              --                --
Warrants exercised                                   13,000           16,250              --                --
Less cost of warrant exercise                          --               (572)             --                --
Realized (loss) on securities classified               --               --                --                --
   as available for sale                               --               --                --             523,538
Net (loss)                                             --               --          (2,335,980)             --
                                               ------------     ------------      ------------      -------------

Balance June 30, 2003                             9,798,200     $ 20,394,585      $(18,790,362)     $       --
                                               ============     ============      ============      =============



   The accompanying notes are an integral part of the financial statements.


                               KESTREL ENERGY INC.

                            STATEMENTS OF CASH FLOWS

                       YEARS ENDED JUNE 30, 2003 AND 2002
                                                                2003             2002
                                                            -----------      -----------
Cash flows from operating activities
  Net loss                                                  $(2,335,980)     $(8,111,561)
  Adjustments to reconcile net loss to net cash
      used in operating activities
        Cumulative effect of change in accounting
         principle                                              (10,890)            --
        Depreciation and depletion                              339,002          327,353
        Dry holes, abandoned and impaired properties          1,238,214        6,589,695
        Loss on sale of available-for-sale securities           575,893          561,282
        Gain on sale of property and equipment                  (21,538)         (20,278)
        Debt for services and costs - related                   141,594             --
        Stock issued for services and interest                     --             31,760
        Foreign exchange loss                                      --             50,882
        Other                                                    10,098          (48,808)
        Changes in operating assets and liabilities,
         net of dispositions                                       --               --
           (Increase) decrease in accounts receivable          (145,554)         119,818
           (Increase) decrease in other current assets          (17,132)           4,689
           Increase in accounts payable - trade                 189,309          120,743
           Decrease in accounts payable - related party         (51,813)         (26,397)
           (Decrease) in accrued liabilities                    (11,270)         (43,540)
                                                            -----------      -----------
  Net cash (used) in operating activities                      (100,067)        (444,362)
                                                            -----------      -----------
Cash flows from investing activities
  Capital expenditures                                         (426,162)         (92,461)
  Proceeds from sale of securities                               56,241          603,824
  Proceeds from sales of property and equipment                  20,017           53,596
                                                            -----------      -----------
  Net cash (used) provided by investing activities             (349,904)         564,959
                                                            -----------      -----------
Cash flows from financing activities
  Repayments to line of credit                                     --         (1,212,748)
  Proceeds from borrowings                                         --            703,322
  Loans from related parties                                    940,000             --
  Repayment of notes - related parties                         (252,651)            --
  Repayments of borrowings                                     (516,000)        (262,772)
  Proceeds from issuance of common stock and warrants           351,250          611,800
  Payment of offering costs                                        (572)         (22,676)
                                                            -----------      -----------
  Net cash provided (used) by financing activities              522,027         (183,074)
                                                            -----------      -----------
Net (decrease) in cash and cash equivalents                      72,056          (62,477)
Cash and cash equivalents, beginning of year                     56,548          119,025
                                                            -----------      -----------
Cash and cash equivalents, end of year                      $   128,604      $    56,548
                                                            ===========      ===========
Supplemental cash flow information - cash
  paid for interest                                         $    48,287      $   104,325
                                                            ===========      ===========
Supplemental disclosure of noncash investing and
 financing activities
  Repayment of debt through securities                      $   247,349             --
                                                            ===========      ===========
  Repayment of debt from sale of properties                 $      --        $   153,252
                                                            ===========      ===========
  Debt converted to common stock                            $      --        $   350,000
                                                            ===========      ===========
  Unrealized holding gain (loss) in
   available-for-sale securities                            $      --        $  (549,789)
                                                            ===========      ===========


    The accompanying notes are an integral part of the financial statements.

                               KESTREL ENERGY INC

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) ORGANIZATION

         Kestrel Energy, Inc. (the Company) was incorporated under the laws of the State of Colorado on November 1, 1978. The Company's principal business is the acquisition, either alone or with others, of interests in proved developed producing oil and gas leases, and exploratory and development drilling.

         The Company presently owns oil and gas interests in the states of Louisiana, New Mexico, Oklahoma, Texas and Wyoming.

     (b) ESTIMATES

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

     (c) CASH EQUIVALENTS

         Cash equivalents consist of certificates of deposit. At June 30, 2003, $53,902 of the cash equivalent balance is pledged as security in lieu of posting oil and gas performance bonds in the state of Wyoming. The funds are restricted as to their use and cannot be accessed by the Company without the written release by the appropriate jurisdictional authority. For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     (d) PROPERTY AND EQUIPMENT

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

                               KESTREL ENERGY INC

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002

         Proved oil and gas properties are assessed for impairment on a field-by-field basis. If the net capitalized costs of proved properties exceeds the estimated undiscounted future net cash flows from the property, a provision for impairment is recorded to reduce the carrying value of the property to its estimated fair value. The Company recorded an impairment of $903,214 for its proved oil and gas properties for the year ended June 30, 2003 and $6,440,000 for the year ended June 30, 2002.

     (e) GAS BALANCING

         The Company uses the sales method of accounting for gas balancing of gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.

         As of June 30, 2003, the Company's gas production is in balance.

     (f) INCOME TAXES

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

     (g) STOCK-BASED COMPENSATION

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

                                                Years ended June 30,
                                             ---------------------------
                                                2003          2002
                                             -----------  --------------

            Net earnings (loss):
               As reported                 $ (2,335,980)  $ (8,111,561)
               Pro forma                     (2,341,995)    (8,558,645)

            (Loss) per share:
               As reported                     (.25)         (1.00)
               Pro forma                       (.25)         (1.00)

                               KESTREL ENERGY INC

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002

     (h) (LOSS) PER SHARE

         Basic (loss) per share is based on the weighted average number of common shares outstanding during the period.

         Diluted (loss) per share is computed by adjusting the weighted average number of common shares outstanding for the dilutive effect, if any, of stock options and warrants.

         At June 30, 2003 and 2002, all outstanding options and warrants were excluded from the computation of diluted loss per share for the years then ended, as the effect of the assumed exercises of these options was antidilutive.

     (i) REVENUE RECOGNITION

         Sales of oil and gas production are recognized at the time of delivery of the product to the purchaser.

     (j) TRANSLATION OF FOREIGN CURRENCIES

         Monetary items are translated at the rate of exchange in effect at the balance sheet date. Non-monetary items are translated at average rates in effect during the period in which they were earned or incurred. Gains and losses resulting from the fluctuation of foreign exchange rates have been included in the determination of income.

     (k) MARKETABLE SECURITIES

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

     (l) FAIR VALUE

         The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

     (m) CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash. The Company maintains cash accounts at four financial institutions. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. The Company believes that credit risk associated with cash is remote. The Company is exposed to credit risk in the event of nonpayment by counter parties, a significant portion of which are concentrated in energy

                               KESTREL ENERGY INC

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002

         related industries. The creditworthiness of customers and other counter parties is subject to continuing review.

     (n) RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2002, the financial Accounting Standards Board ("FASB") issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS 146 generally requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 has had no impact on the Company's financial position or results of operations.

         SFAS 147, "Acquisitions of Certain Financial Institutions," was issued in December 2002 and is not expected to apply to the Company's current or planned activities.

         In December 2002, the FASB approved SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement 123." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock based compensation using the methods detailed in the stock-based compensation accounting policy.

         In April 2003, the FASB approved SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 is not expected to apply to the Company's current or planned activities.

         In June 2003, the FASB approved SFAS. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS. 150 is not expected to have an effect on the Company's financial position.

     (o) RECLASSIFICATION

         Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 financial statement presentation.

     (p) SEGMENT REPORTING

         The Company follows SFAS 131, "Disclosure about Segments of an Enterprise and Related Information", which amended the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding

                               KESTREL ENERGY INC

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002

         how to allocate resources to segments. The Company operates in one segment, oil and gas producing activities.

     (q) COMPREHENSIVE INCOME

         The company adopted SFAS 130, "Reporting Comprehensive Income". SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosures of certain financial information that historically has not been recognized in the calculation of net income. As of June 30, 2002, the Company's comprehensive income, as shown in the Statement of Operations and Comprehensive (Loss), consists of unrealized loss on securities in the amount of $523,358.

(2)  INVESTMENT IN RELATED PARTY

     On May 5, 2000, the Company sold six international permits, with a net book value of $143,179, for petroleum drilling in Western Australia and New Guinea to Victoria Petroleum USA, Inc. (VP/USA), a Colorado corporation and wholly owned subsidiary of VP, in exchange for 8,250,000 shares of VP Common Stock. The stock was valued at $0.029 per share and resulted in a gain on the sale of $97,721. The investment was recorded at cost.

     Also, on May 5, 2000, KEC, VP and VP/USA entered into an Agreement and Plan of Merger (Merger Agreement). Pursuant to the Merger Agreement, on May 12, 2000, the Company, as sole shareholder of KEC, acquired 66,750,000 shares of VP common stock and VP/USA acquired all of the issued and outstanding shares of KEC through a merger of KEC into VP/USA, with KEC as the surviving corporation. The stock was valued at $0.029 per share and resulted in a gain on the sale of $1,497,208, based upon sales of other assets totaling $242, accounts payable totaling $2,000, and property and equipment with a net book value of $454,899. The investment was recorded at cost. In prior years the Company, from time-to-time, sold shares of VP in the open market. During the year ended June 30, 2003, the Company disposed of a total of 30,100,000 shares of VP stock for cash and satisfaction of debt (note 5) and recorded a loss on the disposition of $575,893. As a result, the Company owns no interest in VP at June 30, 2003.

(3)  LINE OF CREDIT

     On February 21, 2000, the Company entered into a $2,000,000 Line of Credit agreement with Wells Fargo Bank, formerly Norwest Banks Colorado, N.A., which provided the Company with an initial borrowing base of $600,000, based on reserves with interest at Wells Fargo's prime rate plus 2.5%. On September 27, 2000, the Company and Wells Fargo amended the Line of Credit Agreement to provide the Company with a borrowing base of $2,000,000 and reduced the interest rate to 1.5% over the Wells Fargo prime rate. On
     May 31, 2001, Wells Fargo reduced the borrowing base to $1,400,000. On October 31, 2001, Wells Fargo and the Company amended the Term Loan Agreement to extend the maturity date by 30 days to November 30, 2001. On November 30, 2001, the Company entered into a new Term Loan Agreement with Wells Fargo in the amount of the existing balance of the old Line of Credit, $1,396,000, with interest at Wells Fargo's prime rate plus 1.75%. Terms of the Agreement required periodic payments of varying amounts to pay off the entire balance by the maturity of the Agreement, November 30, 2002. The line of credit was secured by Deeds of Trust on various oil and gas producing properties held by the Company. As of June 30, 2002, $516,000 was outstanding on the line of credit.

     On May 5, 2003, the Company entered into a Line of Credit Agreement with Barry D. Lasker, President and CEO of the Company, for a maximum of $200,000 (Lasker loan). Under the terms of the agreement all outstanding amounts are due on May 4, 2005 and bear interest at 10% per annum. The Lasker loan is secured by the Company's oil and gas interests in Campbell County,

                               KESTREL ENERGY INC

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002

     Wyoming. In the event of a default under the terms of the Lasker loan, and the sale of the collateral securing the loan, the Company would receive any remaining proceeds after payment to Mr. Lasker of his expenses in connection with such sale(s) and the indebtedness due and payable to him under the loan. Like the R&M loan (see Note 4), the Lasker loan was approved as an arms length transaction by the entire Board of Directors with Mr. Lasker abstaining. As at June 30, 2003 the outstanding balance on the Lasker loan was $191,860, consisting of a cash advance of $40,000 and unpaid wages and unreimbursed business expenses in the aggregate amount of $151,860. The Lasker loan can be converted into common stock of the company, at Lasker's election, at $0.40 per share.

(4)  ASSET RETIREMENT OBLIGATIONS

     In 2001, the Financial Accounting Standards Board (FASB) issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company's asset retirement obligations relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas properties. Prior to adoption of this statement, such obligations were accrued ratably over the productive lives of the assets through its depreciation, depletion and amortization for oil and gas properties without recording a separate liability for such amounts.

     The transition adjustment related to adopting SFAS 143 on July 1, 2002, was recognized as a cumulative effect of a change in accounting principle. The cumulative effect on net income of adopting SFAS No. 143 was a net favorable effect of $10,890. At the time of adoption, total assets increased $117,147, and total liabilities increased $205,842. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate. Changes in asset retirement obligations during the year were:

     Asset retirement obligations as of July 1, 2002               $ 205,842
         Liabilities incurred                                           --
         Liabilities settled                                            --
         Accretion expense (included in depreciation,
           depletion and amortization)                                10,167

                                                                    --------
     Asset retirement obligations as of June 30, 2003              $ 216,009
                                                                    ========

(5)  NOTES PAYABLE

     On February 14, 2002, the Company borrowed $97,940 from VP and $255,382 from Lakes Oil N.L. ("Lakes") due May 15, 2002 with interest at 8%. The loans were secured by shares of VP and seismic data owned by the Company. As of June 30, 2002, an aggregate $294,953 had been repaid and VP assumed the balance due to Lakes of $58,369. As of June 30, 2003, the balance due VP on the note is $6,556.

     On May 13, 2002, VP advanced an additional $350,000 to the Company with interest at 7.5%. The loan of $350,000 was assigned to an unrelated company and subsequent converted, including interest of $10,500, to 515,000 shares of the Company's common stock (See Note 6b).

     On August 6, 2002, the Company borrowed $500,000 from Samson Exploration N.L. ("Samson"), due December 4, 2002, or at any other date agreed to by the parties, with interest at 10%. The

                               KESTREL ENERGY INC

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002

     Company agreed to pay $50,000 as a financing fee to Samson. Proceeds from the loan were used to repay the Company's outstanding balance on its line of credit to Wells Fargo. On February 4, 2003, the Company repaid Samson Exploration N.L. in full, including all accrued interest and fees, with $327,143.15 in cash and the transfer of the Company's remaining 25,000,000 shares of Victoria Petroleum N.L. common stock, valued at $247,349. At June 30, 2003, Samson owned 20.5% of the common shares of the Company.

     On January 24, 2003, the Company borrowed $400,000 from R&M Oil and Gas, Ltd., of which Timothy L. Hoops, one of the Company's directors and its Operations Manager, is a partner. That loan is due on January 31, 2005, bears interest at 12.5% per annum and is secured by the Company's oil and gas interests in Grady County, Oklahoma. In the event of a default under the terms of the R&M loan, and the sale of the collateral securing the loan, the Company would receive any remaining proceeds after payment to R&M of its expenses in connection with such sale(s) and any indebtedness due and payable to R&M under the loan. The proceeds from the R&M loan were used to retire the outstanding debt to Samson Exploration N.L. and reduce the Company's accounts payable position at the time. The R&M loan was approved unanimously by the Board of Directors with Mr. Hoops abstaining.

(6)  STOCKHOLDERS' EQUITY

     (a) PREFERRED STOCK

         The Company is authorized to issue up to 1 million shares of $1 par value preferred stock, the rights and preferences of which are to be determined by the Board of Directors at or prior to the time of issuance.

     (b) COMMON STOCK

         On January 18, 2000, the Board of Directors of the Company declared a dividend distribution of 10 Warrants for every 100 shares of outstanding common stock of the Company held of record by the shareholders at the close of business on February 4, 2000 (record date). The Warrant Certificates were only issued in increments of 10 Warrants based upon a rounding of individual shareholders' record holdings. No Warrants were issued to shareholders holding less than 100 shares as of the Record Date. Each Warrant entitled the registered holder to purchase from the Company one share of Common Stock at a price of $3.125 per share, subject to adjustment. The Warrants were to expire on February 4, 2001. On January 24, 2001 the Board of Directors reduced the exercise price to $2.50 and extended the exercise period to September 4, 2002. On January 24, 2002, the Board of Directors reduced the exercise price to $1.25 and extended the exercise period to March 10, 2003. On March 17, 2003 13,000 warrants were exercised with net proceeds received of $15,678. The remaining warrants have since expired

         In April 2002, the Company completed a private offering of 1,409,000 units at $.70 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock for a period of 12 months, at $1.25 per share. Net cash proceeds to the Company from the sale of 874,000 units was $589,124 after offering and related expenses of $22,676. Additionally, 20,000 units were issued to the Company's President in exchange for $14,000 due for unreimbursed expenses and 515,000 units were issued in exchange for debt and related interest in the aggregate amount of $360,500 (See note 4). The warrants associated with this placement have expired.

         In June 2003, the Company completed a private placement of 335,000 units at a price of $1.00 per unit. Each unit consisted of two common shares and one common share purchase warrant. Each of the common share purchase warrants sold in that offering entitled the holder to acquire an additional common share of the Company at a price of $0.50 on or before June

                               KESTREL ENERGY INC

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002

         18, 2004. The net proceeds of approximately $335,000 was used for payment of the Chadron prospect fee and for 50% of the costs to drill the Sellman-1X exploration well, located in Dawes County, Nebraska.

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

         During fiscal 2003 and 2002, the Board of Directors granted options to purchase shares of common stock to key employees and directors pursuant to the Plan. The exercise prices of the options range from $.68 to $.89 per share. The options granted are exercisable upon issuance.

         On December 1, 1998, the Board of Directors reduced the number of options outstanding and repriced certain options. The exercise prices of the repriced options range from $1.875 to $2.00 per share. The options are immediately exercisable.

         On December 6, 2001, the Plan was amended to increase the number of shares reserved under the Plan to 2,233,000.

         On December 5, 2002, the Plan was amended to extend the term of the Plan for an additional ten years to December 16, 2012.

         The Company applies APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for stock options granted at or above market value at the date of the grant to key employees and directors.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2003 and 2002 respectively: no dividend yield for all years; expected volatility of 97% and 83%; weighted average risk-free interest rates of 4.375% and 4.35%; and expected lives of ten years.

         A summary of the status of the Company's fixed stock options plan as of June 30, 2003 and 2002, and changes during the years then ended is presented below:

                               KESTREL ENERGY INC

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002

                                                   2003                2002
                                          ------------------  ------------------
                                                    Weighted            Weighted
                                                    Average             Average
                                                    Exercise            Exercise
                 Fixed Options            Shares     Price     Shares     Price
                                        --------  --------    --------- --------

          Outstanding  at beginning of
          year                            1,693,964   1.39     1,148,96  $ 1.58
          Granted                            10,000    .33      545,000     .99
          Exercised                            --                  --       --
          Cancelled                            --                  --       --
          Expired                            95,980   1.13         --       --
                                          ---------  -------- ---------  -------
          Outstanding at end of year      1,607,984   1.40    1,693,964  $ 1.39
                                          =========           =========
          Options  exercisable at year
          end                             1,607,984           1,688,964
          Weighted average fair value
            of options granted during    $    .30            $    .82
            the year
          Weighted average
          remaining
          contractual life                    5.6                 6.6

(7)  INCOME TAXES

     At June 30, 2003 and 2002, the Company's significant deferred tax assets and liabilities are as follows:

                                                                                  2003           2002
                                                                            ------------------------------

        Deferred tax assets:
            Net operating loss carryforwards                               $    4,060,000       3,820,000
            Depletion carry forwards                                              282,000         203,000
            Oil and gas properties, principally due to differences                603,000       2,850,000
                                                                            ------------------------------
                                                                                4,945,000       6,873,000
        Deferred liabilities:
            Oil and gas properties, principally due to differences               (569,000)       (570,000)
                                                                            ------------------------------
                                                                                 (569,000)       (570,000)
                                                                            ------------------------------
        Valuation allowance                                                    (4,376,000)     (6,303,000)
                                                                            ------------------------------
            Net deferred tax assets                                        $        --        $     --
                                                                            ==============================

     The valuation allowance for deferred tax assets as of June 30, 2003 was $4,376,000. The net change in the valuation allowance for the year ended June 30, 2003 was a decrease of $1,927,000.

     At June 30, 2003, the Company had net operating loss carryforwards of approximately $12,122,000. The utilization of approximately $356,000 of these loss carryforwards is limited to an estimated $80,000 per year as a result of a change of ownership which occurred June 30, 1994. Of the balance of the net operating loss carryforwards, $11,766,000 is available to offset future taxable income of the Company. If not utilized, the tax net operating losses will expire during the period from 2003 through 2023.

     Income tax expense is different from amounts computed by applying the statutory federal income tax rate due primarily to the change in valuation allowance for net deferred tax assets and the expiration of tax carryforwards.

                               KESTREL ENERGY INC

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002

(8)  LEASE COMMITMENTS

     The Company has noncancelable operating leases, primarily for rent of office facilities that expire over the next five years. Rental expense for operating leases was $72,980 and $83,377 for the years ended June 30, 2003 and 2002, respectively. The Company's executive offices are located at 1726 Cole Blvd., Suite 210, Lakewood, Colorado 80401, which is comprised of approximately 2,358 square feet, at an initial annual rate of $16.50 per square foot escalating to $17.50 per square foot over the life of the lease. The Company also has, under lease, approximately 560 square feet of office space located at 1717 St. James Place, Suite 240, Houston, Texas 77057, at a monthly rate of $764. The current lease obligation expires June 30, 2004.

     Future minimum rental commitments under noncancelable operating leases as of June 30, 2003 are as follows:

                     Fiscal year:
                       2004                      $  35,665
                       2005                         39,988
                       2006                         41,167
                       2007                          3,439
                                                  =========
                                                 $ 120,259
                                                  =========
(9)  CONTINGENCIES

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

(10) DISCLOSURES ABOUT CAPITALIZED COSTS, COSTS INCURRED AND MAJOR CUSTOMERS

     Capitalized costs related to oil and gas producing activities at June 30, 2003, are as follows:

                               KESTREL ENERGY INC

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002

                                                   June 30,
                                             2003            2002

      Unproved - Domestic               $    215,892   $    215,892
      Proved                              10,918,017     11,062,848
                                          ----------    -----------
                                          11,133,909     11,278,740

      Accumulated depletion and           (9,420,570)    (8,685,589)
      impairment
                                          ----------    -----------
                                        $  1,713,339   $  2,593,151
                                          ==========    ===========

     Costs incurred in oil and gas producing activities for the years ended June 30, 2003 and 2002 were approximately as follows:

                                            2003           2002
                                        ------------   -----------

      Unproved property acquisition
      costs                             $    --              --
      Proved property acquisition
      costs                                  --             257
      Development costs                    83,162        87,087
      Exploration costs                    63,677        96,601

     During fiscal 2003, the Company had three major customers. Sales to those customers accounted for approximately 27%, 11% and 11% of fiscal 2003 oil and gas sales. The Company does not believe that it is dependent on a single customer. The Company has the option at most properties to change purchasers if conditions so warrant. During fiscal 2002, the Company had two major customers. Sales to these customers accounted for approximately 27% and 13% of fiscal 2002 oil and gas sales.

     During fiscal 2003, the Company spent approximately $41,500 converting proved undeveloped reserves at Hilight field (4 wells) into proved producing reserves. During fiscal 2002, the Company spent approximately $51,000 converting proved undeveloped reserves at Hilight field into proved producing reserves.

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

     Estimated net quantities of proved developed and undeveloped reserves of oil and gas for the years ended June 30, 2003 and 2002, are as follows:

                               KESTREL ENERGY INC

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002

                                            2003                     2002
                                  -----------------------  ---------------------
                                      Oil         Gas          Oil         Gas
                                    (BBLS)       (MCF)       (BBLS)       (MCF)
                                  ----------  -----------  ---------  ----------

     Beginning of year              273,000   12,069,000    356,000  13,384,000
     Revisions of previous
       quantity estimates            43,000   (7,274,300)   (17,000)   (611,000)
     Extensions, discoveries
       and improved recovery         11,800      231,100         --          --
     Sales of reserves in place          --           --    (42,000)   (351,000)
     Production                     (17,100)    (267,100)   (24,000)   (353,000)
                                 ----------   ----------  ---------  ----------

     End of year                    310,700    4,758,700    273,000  12,069,000
                                 ==========   ==========  =========  ==========

     Proved developed
     reserves - end of year         232,100    2,351,200    201,000   4,992,000
                                 ==========   ==========  =========  ==========

     STANDARDIZED MEASURE OF DISCOUNTED FUTURE
     NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

     Future net cash flows presented below are computed using year-end prices and costs. Future corporate overhead expenses and interest expense have not been included.

                                               2003             2002
                                           -----------      -----------
    Future cash inflows                   $ 33,352,000     $ 32,752,000
    Future costs:
      Production                            (10,295,000)     (9,386,000
      Development                           (1,390,000)      (4,725,000)
                                           -----------      -----------

    Future net cash flows                   21,667,000       18,641,000

    10% discount factor                     (11,070,000)     (9,743,000)
                                           -----------      -----------
      Standardized measure of discounted
        future net cash flows             $ 10,597,000     $  8,898,000
                                           ===========      ===========

     To achieve the 2004 future cash inflows reported, the capital expenditure of approximately $0.24 mm in fiscal 2004, $0.64 mm in fiscal 2005 and $0.23 mm in fiscal 2006 will be required to develop existing proved undeveloped reserves. The capital expenditure of approximately $0.24 mm in fiscal 2004 will be required to develop existing proved developed non-producing reserves.

     The principal sources of changes in the standardized measure of discounted future net cash flows during the years ended June 30, 2003 and 2002, are as follows:

                               KESTREL ENERGY INC

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002

                                                         2003          2002
                                                     -----------   -----------

    Beginning of year                               $  8,898,000   $13,825,000
    Sales of oil and gas produced during the
      period, net of production costs                   (629,000)     (437,000)
    Net change in prices and production costs         12,766,000    (3,688,000)
    Changes in estimated future development costs      2,910,000       (66,000)
    Extensions, discoveries and improved recovery        628,000           --
    Revisions of previous quantity estimates and
      other                                          (14,866,000)     (864,000)
    Sales of reserves in place                                --    (1,255,000)
    Purchase of reserves in place                             --            --
    Accretion of discount                                890,000     1,383,000
                                                     -----------   -----------

    End of year                                     $ 10,597,000  $  8,898,000
                                                     ===========   ===========


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