Form 10QSB
period 2003-09-30
KESTREL ENERGY INC
filed 2003-11-13
CIK 312842

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the period ended SEPTEMBER 30, 2003


                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from                        to
                                    ----------------------    --------------


                         Commission File Number: 0-9261

                              KESTREL ENERGY, INC.
             (Exact name of registrant as specified in its charter)

           COLORADO                                     84-0772451
---------------------------------------   --------------------------------------
(State of other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

   1726 COLE BOULEVARD, SUITE 210                         80401
---------------------------------------   --------------------------------------
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

                            [X] Yes     [ ] No



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

             The number of shares outstanding of common stock, as of
                          September 30, 2003: 9,798,400

                              KESTREL ENERGY, INC.


                     INDEX TO UNAUDITED FINANCIAL STATEMENTS


                                                                           PAGE

PART I. FINANCIAL INFORMATION


    ITEM 1. Financial Statements

            Balance Sheets as of September 30, 2003 (Unaudited) and
            June 30, 2003                                                    3

            Statements of Operations for the Three Months Ended
            September 30, 2003 and 2002 (Unaudited)                          4

            Statements of Cash Flows for the Three Months Ended
            September 30, 2003 and 2002 (Unaudited)                          5

            Notes to Financial Statements                                    6

    ITEM 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        6

    ITEM 3. Controls and Procedures                                          8

PART II.    OTHER INFORMATION

    ITEM 1. Legal Proceedings                                                8

    ITEM 2. Changes in Securities                                            8

    ITEM 3. Defaults Upon Senior Securities                                  8

    ITEM 4. Submission of Matters to a Vote of Security Holders              9

    ITEM 5. Other Information                                                9

    ITEM 6. Exhibits and Reports of Form 8-K                                 9

    Signatures                                                              10

    Certification                                                           11

                          PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements
KESTREL ENERGY, INC.
BALANCE SHEETS AS OF SEPTEMBER 30, 2003 AND JUNE 30, 2003

                                                  September 30,       June 30,
ASSETS                                                2003              2003
------------------------------------------      ---------------   --------------
CURRENT ASSETS:                                   (Unaudited)

  Cash and cash equivalents                     $     61,018      $    128,604
  Accounts receivable                                243,121           354,570
  Other assets                                         8,105            18,400
                                                ---------------   --------------
      Total current assets                           312,244           501,574
                                                ---------------   --------------

PROPERTY AND EQUIPMENT, AT COST:
  Oil and gas properties, successful efforts method
   of accounting:
      Unproved                                       260,355           215,892
      Proved                                      10,940,054        10,918,017
  Pipeline and facilities                            807,851           807,851
  Furniture and equipment                             53,363            52,703
                                                ---------------   --------------
                                                  12,061,623        11,994,463
  Accumulated depreciation and depletion          (9,622,022)       (9,577,728)
                                                ---------------   --------------
      Net property and equipment                   2,439,601         2,416,735
                                                ---------------   --------------

                                                $  2,751,845      $  2,918,309
                                                ===============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable-related party                   $          -      $      6,556
  Accounts payable-trade                             313,450           429,663
  Accrued Liabilities                                 82,176            69,998
                                                ---------------   --------------
      Total current liabilities                      395,626           506,217
                                                ---------------   --------------

LONG-TERM LIABILITIES:
  Line of credit-related party                       200,000           191,860
  Note payable-related party                         400,000           400,000
  Asset retirement obligation                        218,794           216,009
                                                ---------------   --------------

      Total long-term liabilities                    818,794           807,869
                                                ---------------   --------------

  Total Liabilities                                1,214,420        1,314,086
                                                ---------------   --------------


STOCKHOLDERS' EQUITY:
  Preferred Stock, $1 par value;
   1,000,000 shares authorized, none issued                -                 -
  Common Stock, no par value; 20,000,000
   shares authorized, 9,798,400 issued and
   outstanding at September 30, 2003 and
   June 30, 2003                                  20,394,585        20,394,585
   Accumulated (deficit)                         (18,857,160)      (18,790,362)
                                                ---------------   --------------
      Total stockholders' equity                   1,537,425         1,604,223
                                                ---------------   --------------

                                                $  2,751,845      $  2,918,309
                                                ===============   ==============

               See accompanying notes to financial statements.

KESTREL ENERGY, INC.
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2003 AND 2002
(Unaudited)



                                                      2003              2002
                                                --------------    --------------
REVENUE:
  Oil and gas sales                             $    347,510      $    252,331
                                                --------------    --------------

COSTS AND EXPENSES:
  Lease operating Expenses                           148,898           111,204
  Dry holes, abandoned and impaired properties             -                 -
  Exploration expenses                                12,767            15,522
  Depreciation and depletion                          47,079            38,958
  General and administrative                         210,384           234,589
  Interest expense                                      17,734          15,274
                                                --------------    --------------

      TOTAL COSTS AND EXPENSES                        436,862          415,547
                                                -------------     --------------

OTHER INCOME (EXPENSE)
  Gain on Sale of property and equipment                   -            20,017
  Gain (loss) on sale of available-for-sale
    securities                                             -           (92,774)
  Interest income                                        613             4,010
  Other, net                                          21,941            21,801
                                                --------------    --------------


                                                      22,554           (46,946)

      NET LOSS                                       (66,798)         (210,162)

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gain (loss) from available-
    for-sale securities                                    -            64,390
                                                --------------    --------------

  Comprehensive loss                            $    (66,798)     $   (145,772)
                                                ==============    ==============

      NET LOSS PER COMMON SHARE                 $      (0.01)     $      (0.02)
                                                ==============    ==============

      WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING                           9,798,400         9,115,200
                                                ==============    =============

                 See accompanying notes to financial statements.

KESTREL ENERGY, INC.
STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2003 AND 2002
(Unaudited)

                                                      2003              2002
                                                --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                        $    (66,798)     $   (210,162)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

(Gain) loss on disposal of property                        -           (20,017)
(Gain) loss on sale of available for sale
  securities                                               -            92,774
Depreciation and depletion                            47,079            38,958
Other                                                  1,584                 -
(Increase) decrease in accounts receivable           111,449            63,801
(Increase) decrease in other current assets           10,295               150
Increase (decrease) in accounts payable             (116,213)           76,723
Increase (decrease) in accrued liabilities            12,178            (9,316)
Noncash interest expense                                   -             7,590
                                                ---------------   --------------

      Net cash (used in) provided by operating
        activities                                      (426)           40,501
                                                ---------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures/acquisition of properties       (67,160)          (52,564)
Proceeds from sale of securities                           -            24,744
Proceeds from sale of property                             -            20,017
                                                ---------------   --------------

      Net cash (used in) investing activities        (67,160)           (7,803)
                                                ---------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of debt                             -           500,000
Repayments of borrowings                                   -          (528,460)
                                                ---------------   --------------


      Net cash (used in) financing activities              -           (28,460)
                                                ---------------   --------------

Net increase (decrease) in cash and cash
  equivalents                                        (67,586)            4,238

Cash and cash equivalents at the beginning
  of the period                                      128,604            56,547
                                                ---------------   --------------

Cash and cash equivalents at the end of the
  period                                        $     61,018      $     60,785
                                                ===============   ==============

               See accompanying notes to financial statements.

KESTREL ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation

      These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.

      In the opinion of management, the accompanying interim unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of September 30, 2003, the results of operations for the periods shown in the statements of operations, and the cash flows for the periods shown in the statements of cash flows. All adjustments made are of a normal recurring nature.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, the Company had a working capital deficit of $83,382. This compares to the Company's working capital deficit of $4,643 as of June 30, 2003. The increase in working capital deficit of $78,739 was primarily the result of a decrease of $189,330 in total current assets including cash and accounts receivable offset by a decrease in trade accounts payable of $116,213. In order for the Company to fund its working capital deficit, steps may include further sales of non-core properties, further reductions of general and administrative expenses and further equity raising.

Net cash used by operating activities was $426 for the three months ended September 30, 2003, a decrease of $40,927 over cash provided by operations of $40,501 for the same period in 2002. Accounts receivable increased $66,407, or 38%, to $243,121 during the period. The increase in accounts receivable was attributable to higher oil and gas revenues during the quarter. Accounts payable decreased $5,480, or 7%, to $313,450 during the period versus an increase of $76,723, or 24%, during the same period a year ago. Accrued liabilities increased $10,224, or 14%, to $82,176 during the period versus a decrease of $9,316 for the period ended September 30, 2002.

Net cash used by investing activities was $67,160 for the quarter ended September 30, 2003, versus cash used of $7,803 for the same period in 2002. The increase in cash used resulted from the continued development program of various coalbed methane wells in Wyoming.

No cash was used by financing activities for the three months ended September 30, 2003. For the same period a year ago, $28,460 of cash was used.

                              RESULTS OF OPERATIONS
FIRST QUARTER RESULTS

The Company reported a loss of $66,798, or 1 cent per share, for the three month period ended September 30, 2003. This compares with a loss of $210,162, or 2 cents per share, for the same period a year ago. The decreased loss in the current period is a result of higher oil and gas sales versus a year ago along with no loss on sale of available for sale securities for the three months ended September 30, 2003.

The Company's revenues for the three months ended September 30, 2003 were $347,510 compared to $252,331 during the same period of 2002, an increase of $95,179, or 38%. The increase in oil and gas revenues is attributable to higher oil and gas prices for the quarter ended September 30, 2003 versus the same period one year ago.

The Company's total expenses increased $21,315, or 5%, to $436,862 as compared to $415,547 a year ago. The increase in overall expenses is largely attributable to higher lease operating expense, depletion and interest expense offset by lower exploration expense and general and administrative expense as discussed below. Production and operating expenses increased $37,694, or 34%, to $148,898 versus $111,204 for the same period a year ago. The increase in production and operating expenses was primarily due to higher costs at the Company's Hilight CBM field due to a higher number of producing wells.

No dry holes, abandoned and impaired properties expense was recorded for the three months ended September 30, 2003.

Exploration expenses decreased $2,755, or 18%, to $12,767 from $15,522 a year ago. The decrease is attributable to lower engineering and contract land expenses and no geological and geophysical expenses.

General and administrative costs decreased $24,205, or 10%, to $210,384 as compared to $234,589 for the same period a year ago. The decrease in expenses, though not attributable to any particular expense item, is representative of the Company's ongoing program to lower expenses.

Interest expense increased $2,460 to $17,734 from $15,274 a year ago. The increase in interest expense is due to the conversion of the previous Wells Fargo debt into the current loan from R&M Oil and Gas, Ltd., of which Timothy L. Hoops, one of the Company's directors and its Operations Manager, is a partner, effective January 24, 2003, and the $200,000 Line of Credit owed to Barry D. Lasker, President and CEO of Kestrel, effective May 15th 2003.

Total other income (expense) items increased $69,500, or 148%, to a gain of $22,554 versus a loss of $46,946 for the same period a year ago. The increase is attributed to loss on available for sale securities during the quarter ended September 30, 2002, with no such loss on sales in the current period.

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

Proved oil and gas properties are assessed for impairment on a field-by-field basis. If the net capitalized costs of proved properties exceeds the estimated undiscounted future net cash flows from the property, a provision for impairment is recorded to reduce the carrying value of the property to its estimated fair value

ITEM 3. Controls and Procedures

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company previously disclosed that, in May of 2000, it received a notice letter from the U.S. Environmental Protection Agency ("EPA") stating that the Company is a potentially responsible party under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") for the Casmalia Waste Disposal Site in Santa Barbara County, California. The Company also disclosed that it does not believe that it has any liability under CERCLA for wastes disposed at Casmalia and that the EPA's notice was issued in error. In particular, the Company believes that the EPA contacted Kestrel because it was concerned that the Company was the successor in interest to Royal Resources, Inc. and related companies which were alleged to have participated in dumping at the Casmalia site. In fact, the Company is not a successor to Royal Resources or any such related company and has so informed the EPA.

The Company has not received any further communications from the EPA concerning this alleged liability since 2001 when it denied any successor liability and declined to sign an agreement proffered by the EPA which would have tolled the statute of limitations for any such claims. The Company believes that the actual successor in interest to Royal Resources ("Royal"), which has agreed to indemnify the Company for any losses the Company may incur a result of this matter, did sign such a tolling agreement. Moreover, the Company has recently learned that Royal and 35 other companies who were, like the Company and Royal, contacted by the EPA in 2000 as potentially responsible parties ("PRPs") entered into a Partial Consent Decree in September of 2002 with the EPA calling for the payment of $25.3 million in remediation costs and that a similar settlement for $12.5 million is anticipated with the State of California.

Based on (1) the actual non-involvement of the Company and its predecessors in the activity at the Casmalia site, (2) the failure of the EPA to bring any action against the Company notwithstanding the Company's refusal to agree to an extension of the statute of limitations, (3) the indemnification of the Company by Royal, and (4) the settlement by Royal with the EPA, the Company 's management believes that any further action against the Company by the EPA is very unlikely. Management also believes that the likelihood of an material adverse effect on the Company's financial position, results of operations, or cash flows from this matter is remote.

ITEM 2. CHANGES IN SECURITIES
                        Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
                        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                        Not applicable

ITEM 5. OTHER INFORMATION
                        Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits
            EXHIBIT NO.    DESCRIPTION

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



                                          KESTREL ENERGY, INC.
                                          (Registrant)


Date: NOVEMBER 13, 2003                   /S/BARRY D. LASKER
      ----------------------              ------------------------------
                                          Barry D. Lasker, President,
                                          Chief Executive Officer, Principal
                                          Financial  Officer and Director