Form 10QSB
period 2003-12-31
KESTREL ENERGY INC
filed 2004-02-11
CIK 312842

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the period ended DECEMBER 31, 2003

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from                        to
                                    ----------------------    ----------------

                         Commission File Number: 0-9261

                              KESTREL ENERGY, INC.
             (Exact name of registrant as specified in its charter)

              COLORADO                                 84-0772451
----------------------------------------  -------------------------------------
 (State of other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

1726 COLE BLVD., STE. 210                                 80401
----------------------------------------  -------------------------------------
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

                           [X] Yes            [ ] No



                      APPLICABLE ONLY TO CORPORATE ISSUERS:


             The number of shares outstanding of common stock, as of
                          December 31, 2003: 9,798,400

                              KESTREL ENERGY, INC.


                     INDEX TO UNAUDITED FINANCIAL STATEMENTS


                                                                         PAGE

PART I.  FINANCIAL INFORMATION


  ITEM 1.  Financial Statements

           Balance Sheets as of December 31, 2003 unaudited, and
           June 30, 2003                                                     3

           Statements of Operations for the Three Month and six months
           Ended December 31, 2003 and 2002, unaudited                       4

           Statements of Cash Flows for the Six Months
           Ended December 31, 2003 and 2002, unaudited                       5

           Notes to Financial Statements, unaudited                        6-7


  ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      7-10

  ITEM 3.  Controls and Procedures                                          10


PART II.  OTHER INFORMATION

  ITEM 1.  Legal Proceedings                                                10

  ITEM 2.  Changes in Securities                                            10

  ITEM 3.  Defaults Upon Senior Securities                                  10

  ITEM 4.  Submission of Matters to a Vote of Security Holders              10

  ITEM 5.  Other Information                                                10

  ITEM 6.  Exhibits and Reports of Form 8-K                                 11

  Signatures                                                                12

Certification                                                            13-14

                          PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements
KESTREL ENERGY, INC.
BALANCE SHEETS AS OF DECEMBER 31, 2003 AND JUNE 30, 2003

                                                   December 31,      June 30,
ASSETS                                                2003             2003
------------------------------------------      ---------------   --------------
CURRENT ASSETS:                                    (Unaudited)

  Cash and cash equivalents                     $     64,132      $    128,604
  Accounts receivable                                276,618           354,570
  Other assets                                         8,869            18,400
                                                ---------------   --------------
      Total current assets                           349,619           501,574
                                                ---------------   --------------

PROPERTY AND EQUIPMENT, AT COST:
  Oil and gas properties, successful efforts
   method of accounting:
      Unproved                                       260,354           215,892
      Proved                                      11,004,275        10,918,017
  Pipeline and facilities                            807,851           807,851
  Furniture and equipment                             53,363            52,703
                                                ---------------   --------------
                                                  12,125,843        11,994,463
  Accumulated depreciation and depletion          (9,669,608)       (9,577,728)
                                                ---------------   --------------
      Net property and equipment                   2,456,235         2,416,735
                                                ---------------   --------------

                                                $  2,805,854      $  2,918,309
                                                ===============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------

CURRENT LIABILITIES:
   Note payable-related party                   $          -      $      6,556
   Accounts payable-trade                            392,306           429,663
   Accounts payable-related party                     21,725                 -
   Accrued liabilities                                87,423            69,998
                                                ---------------   --------------
            Total current liabilities                501,454           506,217
                                                ---------------   --------------

LONG-TERM LIABILITIES:
  Line of credit-related party                  $    200,000      $    191,860
  Note payable-other                                 400,000           400,000
  Asset retirement obligation                        221,579           216,009
                                                ---------------   --------------
            Total long-term liabilities              821,579           807,869

  Total Liabilities                                1,323,033         1,314,086
                                                ---------------   --------------

STOCKHOLDERS' EQUITY:
  Preferred Stock, $1 par value;
   1,000,000 shares authorized, none issued                -                 -
  Common Stock, no par value; 20,000,000
   shares authorized, 9,798,400 issued and
   outstanding at December 31, 2003 and
   June 30, 2003                                  20,394,585        20,394,585
   Accumulated (deficit)                         (18,911,764)      (18,790,362)
                                                ---------------   --------------
      Total stockholders' equity                   1,482,821         1,604,223
                                                ---------------   --------------

                                                $  2,805,854      $  2,918,309
                                                ===============   ==============

               See accompanying notes to financial statements.

KESTREL ENERGY, INC.
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
(Unaudited)


                                       Three months ended          Six months ended
                                          December 31,                December 31,
                                       2003          2002          2003          2002
                                  -----------  -------------   -----------  -----------
REVENUE:
 Oil and gas sales                $  391,938   $    249,659    $  739,447   $  501,990

COSTS AND EXPENSES:
 Lease operating Expenses            221,507        160,316       370,406      271,520
 Dry holes, abandoned and
  impaired properties                 52,438              -        52,438            -
 Exploration expenses                  1,155          3,893        13,922       19,415
 Depreciation and depletion           50,371         30,543        97,450       69,501
 General and administrative          166,746        210,684       377,130      445,273
 Interest / loan expense              17,802         64,539        35,535       79,813
                                  -----------  -------------   -----------  -----------
      TOTAL COSTS AND EXPENSES       510,019        469,975       946,881      885,522
                                  -----------  -------------   -----------  -----------


OTHER INCOME (EXPENSE):
 Gain (loss) on sale of property
  and equipment                            -          1,852             -       21,869
 Gain (loss) on sale of
  available-for-sale securities            -              -             -      (92,774)
 Interest                                  -              -           614        4,010
 Other, net                           63,477         14,834        85,418       36,635
                                  -----------  -------------   -----------  -----------

                                      63,477         16,686        86,032      (30,260)
                                  -----------  -------------   -----------  -----------

      NET LOSS                    $  (54,604)  $   (203,630)   $ (121,402)  $ (413,792)
                                  -----------  -------------   -----------  -----------

OTHER COMPREHENSIVE INCOME (LOSS)
 Unrealized gain (loss) from
  available-for-sale securities            -        (17,250)            -       47,140
                                  -----------  -------------   -----------  -----------

Comprehensive loss                   (54,604)      (220,880)     (121,402)    (366,652)
                                  ===========  =============   ===========  ===========


      Net Loss Per Common Share   $    (0.01)  $      (0.02)   $    (0.01)  $    (0.05)
                                  ===========  =============   ===========  ===========

      WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING           9,798,400      9,115,200     9,798,400    9,115,200
                                  ===========  =============   ===========  ===========

               See accompanying notes to financial statements.

KESTREL ENERGY, INC.
STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002 (Unaudited)


                                                     2003              2002
                                                -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                        $   (121,402)     $   (413,792)

Adjustments to reconcile net loss to
 net cash used in operating activities:

(Gain) loss on disposal of property                        -           (21,869)
(Gain) loss on sale of available-for-sale
 securities                                                -            92,774
Depreciation and depletion                            97,450            69,501
Other                                                  1,584                 -
(Increase) decrease in accounts receivable            77,952            38,421
(Increase) decrease in other current assets            9,531               150
Increase (decrease) in accounts payable              (37,357)          148,400
Increase (decrease) in accounts payable,
 related party                                        21,725           (25,238)
Increase (decrease) in accrued liabilities            17,425            34,224
Noncash interest expense                                   -            73,537
                                                -------------     -------------

      Net cash provided by operating activities       66,908            (3,892)
                                                -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures/acquisition of properties      (131,380)          (52,921)
Proceeds from sale of securities                           -            56,241
Proceeds from sale of property                             -            20,017
                                                -------------     -------------

      Net cash (used in) provided by
       investing activities                         (131,380)           23,337
                                                -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of debt                             -           500,000

Repayments of borrowings                                   -          (516,000)
                                                -------------     -------------

      Net cash provided by (used in)
       financing activities                                -           (16,000)
                                                -------------     -------------

Net increase (decrease) in cash and
 cash equivalents                                    (64,472)            3,445


Cash and cash equivalents at the
 beginning of the period                             128,604            56,548
                                                -------------     -------------

Cash and cash equivalents at the end
 of the period                                  $     64,132      $     59,993
                                                =============     =============

Cash paid for interest                          $     35,536      $      6,276
                                                =============     =============


               See accompanying notes to financial statements.

KESTREL ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation

      These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.

      In the opinion of management, the accompanying interim unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of December 31, 2003, the results of operations for the periods shown in the statements of operations, and the cash flows for the periods shown in the statements of cash flows. All adjustments made are of a normal recurring nature.

2.    Classification of Leasehold Cost

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets, "which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over the period. The oil and gas industry is currently discussing the appropriate balance sheet classification of oil and gas mineral rights held by lease or contract. The Company classifies these assets as a component of oil and gas properties in accordance with its interpretation of SFAS No. 19 and common industry practice. There is also a view that these mineral rights are intangible assets as defined in SFAS No. 141, "Business Combinations", and, therefore, should be classified separately on the balance sheet as intangible assets.

      The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS No. 141. The Company believes its current accounting of such mineral rights, as part of oil and gas properties is appropriate under the full cost method of accounting. However, if the accounting for mineral rights held by lease or contract is ultimately changed so that costs associated with mineral rights not held under fee title are, pursuant to the guidelines of SFAS no. 141, required to be classified as long term intangible assets, then the reclassified amount as of December 31, 2003 would be approximately $1,769,889 and the reclassified amount as of June 30, 2003 (the end of the Company's last completed fiscal year) would be approximately $1,723,858. Management does not believe that the ultimate outcome of this accounting issue will have a significant impact on the Company's cash flows, results of operations or financial condition.

3.    Asset Retirement Obligation

      In 2001, FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company's asset retirement obligations relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas properties. Prior to adoption of this statement, such obligations were accrued ratably over the productive lives of the assets through its depreciation, depletion and amortization for oil and gas properties without recording a separate liability for such amounts.

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

      Asset retirement obligations as of July 1, 2003       $  216,009
         Liabilities incurred                                       --
         Liabilities settled                                        --
         Accretion expense (included in depreciation,
          depletion and amortization)                            5,570
                                                              --------
     Asset retirement obligations as of December 31, 200    $  221,579
                                                            ==========


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                    OVERVIEW

The Company has spent much of the past few years cutting overhead and other costs, disposing of marginal properties, reducing its debt and streamlining its operations in an effort to recover from substantial losses it suffered in its unsuccessful development of the Greens Canyon Project in Wyoming. It now appears that the Company's efforts to redevelop the Greens Canyon Project and recover some or all of its investment may be nearing fruition. As previously disclosed, the Company has been investigating the feasibility of developing acreage in the Greens Canyon Project for coal bed methane. The Company has recently entered into a farmout arrangement with Sun Delta Inc. and Victoria Petroleum USA Inc. that calls for the expenditure of up to $3,000,000 in development expenditures over the next 4 years, including a pilot program for the commercialization of coal bed methane gas reserves contained within the Big Red Coal and other coal reserves located throughout the acreage area. If the pilot program is successful, Kestrel will have the ability to go forward in the development phase with a retained interest of up to 20%. For the $3,000,000 expenditure, Delta and Victoria will earn up to 90% of all acreage within the AMI down to the base of the Blair Formation, 90% of the existing Greens Canyon pipeline and access to Kestrel's 24 square mile proprietary 3-D seismic survey. The Company will retain a 10% ownership position following the expenditure by Delta and Victoria of the $3,000,000 and will have the right, but not the obligation, to increase this position to 20%, on a ground floor basis, by paying back costs of $300,000 plus interest. The initial area of focus will utilize data from previous conventional drilling, the Company's proprietary 24 square mile 3-Dimensional seismic survey and an existing Company owned pipeline with capacity for up to 8 million standard cubic feet per day. The current production and gas contracts associated with Kestrel's underlying Muddy/ Frontier field development have been excluded from this agreement. If the pilot project is successful and Delta and Victoria successfully complete the proposed development of the coal bed methane acreage, the Greens Canyon Project may become a productive and valuable asset of the Company in the future.

This report contains forward-looking statements. We use words such as "anticipate", "believe", "expect", "future", "may", "will", "should", "plan", "intend", and similar expressions to identify forward-looking statements. These statements are based on our beliefs and the assurances we made using information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Our actual results could differ materially from the results discussed in the forward-looking statements. Some, but not all, of the factors that may cause these differences include those discussed in the risk factors in the Company's report on Form 10-KSB for the year ended June 30, 2003. You should not place undue reliance on these forward-looking statements. You should also remember that these statements are made only as of the date of this report and future events may cause them to be less likely to prove to be true.

                         LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, the Company had a working capital deficit of $151,835. This compares to the Company's working capital deficit of $4,643 as of June 30, 2003. The increase in working capital deficit of $147,192 was largely attributable to a decrease in accounts receivable of $77,952, a decrease in cash held of $64,472 and an increase in accrued liabilities of $17,425, offset by slightly lower trade payables. In order for the Company to fund its working capital deficit, steps could include further sales of existing non-core properties, sale of shares of the Company's common stock, and further reductions of general and administrative expenses.

Net cash provided by operating activities was $66,908 for the six months ended December 31, 2003, an increase of $70,800 over cash used by operations of $3,892 for the same period in 2002. Accounts receivable decreased $77,952, or 28%, to $276,618 during the period as compared to a decrease of $38,421 a year ago. The decrease in accounts receivable was primarily attributable to lower gas revenues at the Greens Canyon field, Sweetwater County, Wyoming as a result of slightly lower production levels. Accounts payable decreased $37,357, or 9%, to $392,306 during the period versus an increase of $148,400, or 61%, during the same period a year ago. The decrease in payables reflects the Company's liquidity improvements as a result of higher oil and gas prices and lower interest charges during the period. Accrued liabilities increased $17,425, or 25%, to $87,423 versus an increase of $77,151 in 2002.

Net cash used in investing activities was $131,380 for the six months ended December 31, 2003, versus cash provided of $23,337 for the same period in 2002. The increase of $108,043 was primarily due to the accelerated development of the Hilight CBM field, Campbell County, Wyoming and the lease acquisition of offsetting acreage at the Company's Lake Boeuf field. There was no gain or loss on the disposal of property for the six month period ended December 31, 2003 versus a gain on disposal of property of $21,869 offset by a loss on disposal of available for sale securities of $92,774 for the period ended December 31, 2002.

There was no cash used in financing activities for the six months ended December 31, 2003 versus cash used of $16,000 a year ago.

                              RESULTS OF OPERATIONS

The Company reported a loss of $54,604, or 1 cent per share, for the three month period ended December 31, 2003. This compares with a loss of $203,630, or 2 cents per share, for the same period a year ago. The lower loss in the current period is the result of higher oil and gas revenues, lower general and administrative expenses, lower interest expenses and higher other income received, which is primarily due to a $50,000 payment for seismic data related to the farmout to Sun Delta Inc. and Victoria Petroleum USA Inc.

The Company's revenues for the three months ended December 31, 2003 were $391,938 compared to $249,659 during the same period of 2001, an increase of $142,279, or 64%. The increase in revenues was a result of higher oil and gas prices received during the period on slightly lower production levels.

The Company's total revenues for the six month period ended December 31, 2003 were $739,447 as compared to $501,990 during the same period in 2002, an increase of $237,457, or 32%.

The Company's total expenses for the second quarter ended December 31, 2003 increased $40,044, or 9%, to $510,019 as compared to $469,975 a year ago. The increase in overall expenses this quarter is primarily due to higher lease operating, dry hole and DD&A expenses, offset by lower interest charges and lower general and administrative expenses. Production and operating expenses for the three month period increased $61,191, or 38%, to $221,507 versus $160,316 for the same period a year ago. The increase in operating expenses for the period was primarily due to taxes on higher revenues.

Total expenses for the six months ended December 31, 2003 increased $61,359, or 7%, to $946,881 versus $885,522 a year ago. The increase in overall expenses is primarily attributable to higher lease operating expenses and higher dry hole costs offset by lower general and administrative expenses and lower interest charges.

Dry hole, abandoned and impaired properties for the three months and six months ended December 31, 2003 were $52,438. This is wholly attributed to the abandonment of the Chadron venture in Dawes County, Nebraska.

No dry holes, abandoned and impaired properties expense was recorded for the three months or six months ended December 31, 2002.

Exploration expenses for the quarter ended December 31, 2003 decreased $2,738 or 70%, to $1,155 from $3,893 a year ago.

For the six months ended December 31, 2003, exploration expenses decreased $5,493, or 28%, to $13,922 versus $19,415 a year ago. The decrease in costs incurred for the quarter reflects the Company's commitment to pay down debt and minimize the accounts payables position.

General and administrative costs for the three months ended December 31, 2003 decreased $43,938 or 21%, to $166,746 as compared to $210,684 for the same period a year ago. The decrease in expenses was largely attributable to lower monthly rental obligations, elimination of Nasdaq fees and lower accounting fees, offset by higher insurance charges. The Company continues its commitment to decrease overhead costs as much as possible.

The Company's general and administrative expenses for the six months ended December 31, 2003 decreased $68,143, or 15%, to $377,130 from $445,273.

Interest expense and fees decreased $46,737, or 72%, to $17,802 from $64,539 for the three months ended December 31, 2003. This decrease is due to lower loan balances from those one year ago.

For the six months ended December 31, 2003, interest expense and fees decreased $42,278, or 53%, to $35,535 from $79,813 a year ago.


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

ITEM 3. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period reported on in this report, the Company carried out an evaluation, under the supervision and participation of the Company's Chief Executive and Principal Financial Officer (the "Officer") of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Officer concluded that the Company's disclosure controls and procedures are effective in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, of information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

Internal Controls

There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

                            PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
             Not applicable

ITEM 2.   CHANGES IN SECURITIES
             Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
             Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               At the Company's annual meeting of shareholders on December 4, 2003, in Denver, Colorado, the Company's shareholders elected Barry D. Lasker, Timothy L. Hoops, Robert J. Pett, Kenneth W. Nickerson, John
          T. Kopcheff, Mark A. E. Syropoulo and Neil T. MacLachlan to the Company's Board of Directors. The shareholders also approved and ratified the selection of Wheeler Wasoff, P.C. as the Company's independent certified public accountants and auditors for the year ending June 30, 2004.

               There were 9,798,400 shares of the Company's Common Stock issued and outstanding, of which 9,798,400 were entitled to vote at the meeting. Of that number, 5,288,150 were present in person or by proxy at the meeting. With respect to the election of directors, the votes were as follows: Mr. Lasker - 5,284,026 in favor, 4,124 withheld; Mr. Hoops - 5,284,026 in favor, 4,124 withheld; Mr. Pett - 5,284,826 in favor, 3,224 withheld; Mr. Kopcheff - 5,284,926 in favor, 3,224 withheld; Mr. Nickerson - 5,285,116 in favor, 3,034 withheld; Mr. Syropoulo - 5,285,116 in favor, 3,034 withheld; and Mr. MacLachlan - 5,285,116 in favor, 3,034 withheld. The selection of Wheeler Wasoff, P.C. received a vote of 5,281,842 shares for, 428 against and 5,880 abstaining. Abstentions and broker non-votes were counted for purposes of establishing a quorum only. Only those votes cast for the election of directors and the other proposal were counted as voted in favor or affirmative votes.

ITEM 5.   OTHER INFORMATION
             Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits
            EXHIBIT NO.  DESCRIPTION

                31 Certificate of Chief Executive and Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

                32 Certification of Chief Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


      (b)   Reports on Form 8-K

                 1. A report on Form 8-K under Item 12 dated October 16, 2003 was filed with the Commission on October 17, 2003.

                 2. A report on Form 8-K under Item 12 dated November 17, 2003 was filed with the Commission on November 18, 2003.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          KESTREL ENERGY, INC.
                                          ------------------------------------
                                          (Registrant)


Date:     FEBRUARY 11, 2004               /S/BARRY D. LASKER
      ------------------------            ------------------------------------
                                          Barry D. Lasker, President,
                                          Chief Executive Officer, Principal
                                          Financial  Officer and Director