Form 10QSB
period 2004-03-31
KESTREL ENERGY INC
filed 2004-05-13
CIK 312842

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                For the quarterly period ended MARCH 31, 2004
                                               ---------------

                                       or

[   ] Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
      Exchange Act of 1934
      For the transition period from                     to
                                     -------------------    ------------------

                         Commission File Number: 0-9261
                                                 ------

                              KESTREL ENERGY, INC.
                              --------------------
      (Exact name of small business issuer as specified in its charter)


               COLORADO                                   84-0772451
------------------------------------------       -----------------------------
    (State of other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

 1726 COLE BLVD. SUITE 210, LAKEWOOD, CO                     80401
------------------------------------------       -----------------------------
 (Address of principal executive offices)                 (Zip Code)

                                 (303) 295-0344
                    ----------------------------------------
                (Issuer's telephone number, including area code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of common stock, as of March 31, 2004:
                                   9,798,400

                              KESTREL ENERGY, INC.


                     INDEX TO UNAUDITED FINANCIAL STATEMENTS


                                                                            PAGE

PART I. FINANCIAL INFORMATION


    ITEM 1. Financial Statements

            Balance Sheets as of March 31, 2004 unaudited, and
            June 30, 2003.                                                  3

            Statements of Operations for the Three Months and
            Nine Months Ended March 31, 2004 and 2003, unaudited            4

            Statements of Cash Flows for the Nine Months Ended
            March 31, 2004 and 2003, unaudited                              5

            Notes to Financial Statements, unaudited                        6


    ITEM 2. Management's Discussion and Analysis or Plan of Operation       7


    ITEM 3. Controls and Procedures                                         9


PART II. OTHER INFORMATION

    ITEM 1. Legal Proceedings                                               9

    ITEM 2. Changes in Securities                                           9

    ITEM 3. Defaults Upon Senior Securities                                 9

    ITEM 4. Submission of Matters to a Vote of Security Holders            10

    ITEM 5. Other Information                                              10

    ITEM 6. Exhibits and Reports of Form 8-K                               10

Signatures                                                                 11

Certifications                                                             12

                          PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements
KESTREL ENERGY, INC.
BALANCE SHEETS AS OF MARCH 31, 2004 AND JUNE 30, 2003
                                                  March 31,          June 30,
ASSETS                                              2004               2003
------------------------------------------      -------------     --------------
CURRENT ASSETS:                                 (Unaudited)

  Cash and cash equivalents                     $     68,171      $    128,604
  Accounts receivable                                299,706           354,570
  Other assets                                        12,196            18,400
      Total current assets                           380,073           501,574
                                                -------------     --------------

PROPERTY AND EQUIPMENT, AT COST:
  Oil and gas properties, successful efforts
    method of accounting:
      Unproved                                       260,355           215,892
      Proved                                      11,014,381        10,918,017
  Pipeline and facilities                            807,851           807,851
  Furniture and equipment                             53,801            52,703
                                                -------------     --------------
                                                  12,136,388        11,994,463
  Accumulated depreciation and depletion          (9,719,130)       (9,577,728)
                                                -------------     --------------
      Net property and equipment                   2,417,258         2,416,735
                                                -------------     --------------

                                                $  2,797,331      $  2,918,309
                                                =============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable-related party                    $          -      $      6,556
   Accounts payable-trade                            410,369           429,663
   Accounts payable-related party                     36,823                 -
   Accrued liabilities                                66,522            69,998
                                                -------------     --------------
            Total current liabilities                513,714           506,217

LONG-TERM LIABILITIES:
   Note payable-Related party                   $    200,000      $    191,860
   Note payable-other                                400,000           400,000
   Asset retirement obligation                       224,365           216,009
                                                -------------     --------------
            Total long-term liabilities              824,365           807,869

   Total Liabilities                               1,338,079         1,314,086
                                                -------------     --------------

STOCKHOLDERS' EQUITY:
  Preferred Stock, $1 par value;
   1,000,000 shares authorized, none issued                -                 -
  Common Stock, no par value; 20,000,000
   shares authorized, 9,798,400 issued and
   outstanding at March 31, 2004 and June 30,
   2003                                           20,394,585        20,394,585
   Accumulated (deficit)                         (18,935,333)      (18,790,362)
                                                -------------     --------------
      Total stockholders' equity                   1,459,252         1,604,223
                                                -------------     --------------

                                                $  2,797,331      $  2,918,309
                                                =============     ==============



               See accompanying notes to financial statements.

KESTREL ENERGY, INC.

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH, 2004 AND 2003
(Unaudited)


                                     Three months ended     Nine months ended
                                         March 31,              March 31,
                                     2004       2003        2004        2003
                                 ----------  ----------  ----------  -----------
REVENUE:
  Oil and gas sales              $  343,183  $  326,821  $1,082,630  $  828,811

COSTS AND EXPENSES:
  Lease operating expenses          158,370     154,055     528,776     425,575
  Dry holes, abandoned and
    impaired properties                   -           -      52,438           -
  Exploration expenses               14,432        (193)     28,355      19,222
  Depreciation and depletion         52,307      46,060     149,757     115,561
  General and administrative        143,150     157,239     520,280     602,512
  Interest / loan expense            16,331      14,111      51,866      93,924
                                 ----------  ----------  ----------  -----------
      TOTAL COSTS AND EXPENSES      384,590     371,272   1,331,472   1,256,794
                                 ----------  ----------  ----------  -----------


OTHER INCOME (EXPENSE):
  Gain on disposal of property
    & equipment                           -           -           -      21,869
  Loss on disposal of available-
    for-sale Securities                   -    (483,119)          -    (575,893)
  Interest income                         -           -         614       4,010
  Other, net                         17,838      13,996     103,256      50,631
                                 ----------  ----------  ----------  -----------

                                     17,838    (469,123)    103,870    (499,383)
                                 ----------  ----------  ----------  -----------


      NET LOSS                   $  (23,569) $ (513,574) $ (144,972) $ (927,366)
                                 ==========  ==========  ==========  ==========

      NET LOSS PER COMMON SHARE  $        0  $     (.06) $     (.01) $     (.10)
                                 ==========  ==========  ==========  ==========

      WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING          9,798,400   9,118,280   9,798,400   9,116,212
                                 ==========  ==========  ==========  ==========


               See accompanying notes to financial statements.

KESTREL ENERGY, INC.
STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003 (Unaudited)


                                                            2004        2003
                                                         ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                 $(144,972)  $ (927,366)

Adjustments to reconcile net loss to net cash used in operating activities:

Gain on disposal of property and equipment                       -      (21,869)
Loss on disposal of available-for-sale securities                -      575,893
Depreciation and depletion                                 149,757      115,561
Other                                                        1,584            -
(Increase) decrease in accounts receivable                  54,864      (31,957)
(Increase) decrease in other current assets                  6,204       (3,242)
Increase (decrease) in accounts payable-trade              (19,293)     162,226
Increase in accounts payable-related party                  36,823      (38,362)
Non-cash interest and loan fees                                  -       74,492
Increase (decrease) in accrued liabilities                  (3,475)      45,348
                                                         ---------   ----------
     Net cash provided by (used in) operating
       activities                                           81,492      (49,276)
                                                         ---------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures/acquisition of properties            (141,925)     (93,467)
Proceeds from sale of available-for-sale securities              -       56,241
Proceeds from sale of properties and equipment                   -       20,017
                                                         ---------   ----------
     Net cash (used in) investing activities              (141,925)     (17,209)
                                                         ---------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of warrants                               -       15,678
Advances from related parties                                    -      900,000
Repayment of advances from related party                         -     (327,143)
Repayments of borrowings                                         -     (516,000)
Borrowings                                                       -            -
                                                         ---------   ----------
     Net cash provided by financing activities                   -       72,535
                                                         ---------   ----------

Net increase (decrease) in cash and cash equivalents       (60,433)       6,050

Cash and cash equivalents at the beginning of the period   128,604       56,548
                                                         ---------   ----------
Cash and cash equivalents at the end of the period       $  68,171   $    62,598
                                                         =========   ==========
Cash paid for interest                                   $  51,867   $   19,432
                                                         =========   ==========


                 See accompanying notes to financial statements.

KESTREL ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation

      These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.

      In the opinion of management, the accompanying interim unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of March 31, 2004, the results of operations for the periods shown in the statements of operations, and the cash flows for the periods shown in the statements of cash flows. All adjustments made are of a normal recurring nature.

2.    Classification of Leasehold Cost

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over the period. The oil and gas industry is currently discussing the appropriate balance sheet classification of oil and gas mineral rights held by lease or contract. The Company classifies these assets as a component of oil and gas properties in accordance with its interpretation of SFAS No. 19 and common industry practice. There is also a view that these mineral rights are intangible assets as defined in SFAS No. 141, "Business Combinations", and, therefore, should be classified separately on the balance sheet as intangible assets.

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

3.    Asset Retirement Obligation

      In 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company's asset retirement obligations relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas properties. Prior to adoption of this statement, such obligations were accrued ratably over the productive lives of the assets through its depreciation, depletion and amortization for oil and gas properties without recording a separate liability for such amounts.

      The transition adjustment related to adopting SFAS No. 143 on July 1, 2002, was recognized as a cumulative effect of a change in accounting principle. The cumulative effect on net income of adopting SFAS No. 143 was a net favorable effect of $10,890. At the time of adoption, total assets increased $117,147, and total liabilities increased $205,842. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate. Changes in asset retirement obligations during the year were:


      Asset retirement obligations as of July 1, 2003             $ 216,009

        Liabilities incurred                                            --
        Liabilities settled                                             --
        Accretion expense (included in depreciation, depletion
          and amortization)                                           8,356
                                                                  ---------
     Asset retirement obligations as of March 31, 2004            $ 224,365
                                                                  =========


ITEM 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation.

                                    OVERVIEW

During the Quarter the Company has continued its drive to cut costs and maximize revenues. We are pleased to show continued improvement in our bottom line and we can now look to the future with a sound asset base and two excellent high reward-potential projects under our belt. In addition, the development of our Hilight coalbed methane (CBM) play in Campbell County, Wyoming has continued to provide us with a steady increase in reserves and revenues.

 This report contains forward-looking statements. We use words such as "anticipate", "believe", "expect", "future", "may", "will", "should", "plan", "intend", and similar expressions to identify forward-looking statements. These statements are based on our beliefs and the assurances we made using information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Our actual results could differ materially from the results discussed in the forward-looking statements. Some, but not all, of the factors that may cause these differences include those discussed in the risk factors in the Company's report on Form 10-KSB for the fiscal year ended June 30, 2003. You should not place undue reliance on these forward-looking statements. You should also remember that these statements are made only as of the date of this report and future events may cause them to be less likely to prove to be true.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, the Company had a working capital deficit of $133,641. This compares to the Company's working capital deficit of $4,643 as of June 30, 2003. The increase in working capital deficit of $129,000 was the result of an increase of $36,823 in Accounts payable-related party along with decreased accounts receivable and cash on hand. This was partially offset by decreased accounts payable - trade and accrued liabilities. Accounts payable-related party consists primarily of deferred salary and unreimbursed expenses since August 2003 due to Barry D. Lasker. Accounts payable trade consists primarily of unpaid lease operating expenses as a result of higher workover expenses in Wyoming.

Net cash provided by operating activities was $81,492 for the nine months ended March 31, 2004, an increase of $130,768 from cash used by operating activities during the same period of 2003. This increase in cash provided by operating activities resulted primarily from higher profit margins (oil and gas sales less lease operating expenses) from the Company's oil and gas production activities.

Net cash used by investing activities was $141,925 for the nine months ended March 31, 2004, versus cash provided of $17,209 for the same period in 2003. During 2004, the Company had capital expenditures totaling $141,925 during the nine-months ended March 31, 2004, versus $93,467 during the same period of 2003, to maintain and enhance the Company's production on several of its core properties.

There was no cash used or provided by financing activities for the nine months ended March 31, 2004 versus cash provided of $72,535 a year ago.

                              RESULTS OF OPERATIONS

The Company reported net losses of $23,569 and $144,972 for the three and nine-month periods ended March 31, 2004, as compared to net losses of $513,574 and $927,366 during the comparable periods of 2003. The Company's results for the quarter and nine months ended March 31, 2004 improved $490,005 and $782,394, respectively, as compared to 2003, on the strength of higher oil and gas prices and lower operating expenses. The figures for the 2003 period earnings were also significantly affected by the realization of $483,119 and $575,893 of losses during the three and nine months ended March 31, 2003, respectively, resulting from the sale of the Company's remaining interests in Victoria Petroleum stock.

The Company's oil and gas revenues for the three months ended March 31, 2004 were $343,183 compared to $326,821 during the same period of 2003, an increase of $16,362 or 5%. The increase in revenues was primarily the result of higher oil and gas prices received during the quarter. Oil and gas production levels were fairly consistent between the two quarters. The Company's revenues for the nine-month period ended March 31, 2004 were $1,082,630 as compared to $828,811 during the same period in 2003, an increase of $253,819, or 31%. The increase in revenues was primarily the result of higher oil and gas prices received during the period. Once again, production levels were not materially different between the two nine-month periods.

The Company's total expenses for the third quarter ended March 31, 2004 increased $13,318, or 4%, to $384,590 as compared to $371,272 a year ago. The increase in overall expenses is primarily due to higher lease operating, exploration, depreciation expenses offset by lower general and administrative expenses. For the nine months ended March 31, 2004, total expenses increased $74,678, or 6%, to $1,331,472 as compared to $1,256,794 a year ago. The increase in expenses was primarily due to higher lease operating, abandoned property, depreciation and exploration expenses offset by lower general and administrative and interest expense.

Exploration expenses for the quarter ended March 31, 2004 increased by $14,625 to $14,432 from a year ago. There was no exploration activity during the 2003 period. For the nine months ended March 31, 2004, exploration expenses increased $9,133, or 48%, to $28,355 versus $19,222 a year ago. The increase in exploration expenses reflects a higher level of exploration activities in the current year as the Company currently maintains and enhances its properties.

General and administrative costs for the three months ended March 31, 2004 decreased $14,089, or 9%, to $143,150 as compared to $157,239 for the same period a year ago. The Company's general and administrative expenses for the nine months ended March 31, 2004 decreased $82,232, or 14%, to $520,280 from $602,512. These decreases were primarily attributable to a decrease in rent and office expenses.

Interest expense and loan fees for the three-month period ended March 31, 2004 increased $2,220, or 16%, to $16,331 from $14,111 a year ago. The increase is attributable to higher average borrowings outstanding during the period. For the nine months ended March 31, 2004, interest expense decreased $42,058 or 45%, to $51,866 from $93,924 a year ago. This decrease is attributable to lower average borrowings outstanding during the three-month period.

During the quarter, Barry D. Lasker, the Company's President and CEO, assigned the $200,000 Lasker Loan to Samson Exploration N.L. (a related party) and Mr. Lasker was paid off in full. The terms and conditions of the Samson loan are a continuance of the terms and conditions of the Lasker loan, except for the deletion of a provision providing for acceleration upon termination of Mr. Lasker's employment by the Company.

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

ITEM 1. LEGAL PROCEEDINGS
           Not applicable

ITEM 2. CHANGES IN SECURITIES
           Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
           Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable

ITEM 5. OTHER INFORMATION
           Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
         Exhibit No.  Description
         -----------  -----------
           10.1        Amendment to Revolving Credit Loan Agreement with Barry
                       D. Laker dated February 24, 2004.

           10.2 Assignment of Mortgage from Barry D. Lasker to Samson Exploration N.L. dated February 24, 2004.

            31 Certificate of Chief Executive and Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

            32 Certification of Chief Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b)  Reports on Form 8-K

          1. A report on Form 8-K under Item 12 dated February 12, 2004 was filed with the Commission on February 13, 2004.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          KESTREL ENERGY, INC.
                                          ----------------------------------
                                          (Registrant)


Date:     MAY 13, 2004                    /S/BARRY D. LASKER
     ----------------------------         ----------------------------------
                                          Barry D. Lasker, President,
                                          Chief Executive Officer, Principal
                                          Financial  Officer and Director

                                                                      EXHIBIT 31

                                 CERTIFICATIONS


I, Barry D. Lasker, certify that:

   1. I have reviewed this quarterly report on Form 10-QSB of Kestrel Energy, Inc.;

   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

   4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and I have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal controls over financial reporting that occurred during the small business issuer's third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

   5. I have disclosed, based on my most recent evaluation of internal control over financing reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.




Date: May 13, 2004


/S/BARRY D. LASKER
--------------------------------------
Barry D. Lasker
President, Chief Executive Officer and
Principal Financial Officer

                                                                      EXHIBIT 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Kestrel Energy, Inc. (the "Company") on Form 10-QSB for the fiscal quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. ss.1350, aS adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/S/BARRY D. LASKER
--------------------------------------
Barry D. Lasker
President, Chief Executive Officer and
Principal Financial Officer

May 13, 2004