Form 10KSB
period 2004-06-30
KESTREL ENERGY INC
filed 2004-10-13
CIK 312842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

      (Mark One)
      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 2004

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

At September 30, 2004, 10,133,200 common shares (the registrant's only class of voting stock) were outstanding. The aggregate market value of the 4,925,473 common shares of the registrant held by nonaffiliates on that date (based upon the mean of the closing bid and asked price on the OTC Bulletin Board) was $2,955,284.

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

         General Description of Business......................................1

         Recent Developments..................................................1

         Recent Activities....................................................1

         Proved Reserves Position.............................................1

         Borrowing Activities.................................................1

         Greens Canyon Project................................................2

         Recent Accounting Pronouncements.....................................3

         Operations and Policies..............................................3

         Customers............................................................3

         Risk Factors.........................................................4

         Forward-Looking Statements...........................................6

Item 2.  Description of Property..............................................6

         Oil and Gas Interests................................................6

         Royalty Interests Under Producing Properties.........................7

         Drilling Activities..................................................7

         Farmout Agreements...................................................7

         Oil and Gas Production, Prices and Costs.............................8

         Office Facilities....................................................8

Item 3.  Legal Proceedings....................................................8

Item 4.  Submission of Matters to a Vote of Security Holders..................8

PART II  .....................................................................8

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters..................................................8

         Outstanding Shares of Common Stock...................................8

         Stock Price..........................................................8

         Dividend Policy......................................................9

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................9

         Liquidity and Capital Resources......................................9

         Results of Operations...............................................11

         Critical Accounting Policies and Estimates..........................12

Item 7.  Financial Statements and Supplementary Data.........................13

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.................................13

Item 8A. Controls and Procedures.............................................13

Item 8B. Other Information...................................................13

PART III ....................................................................13

Item 9.  Directors and Executive Officers of the Registrant..................13

Item 10  Executive Compensation..............................................16

Item 11  Security Ownership of Certain Beneficial Owners and Management......19

Item 12  Certain Relationships and Related Transactions......................22

Item 13  Exhibits............................................................22

Item 14  Principal Accountant Fees & Services................................24

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

At June 30, 2004 the Company owned oil and gas interests in the states of Louisiana, New Mexico, Oklahoma, Texas and Wyoming

                               RECENT DEVELOPMENTS

RECENT ACTIVITIES

The Company continues to develop its coal bed methane ("CBM") resources at the Company's Hilight project. During the year, the Company participated in the drilling of 8 additional wells. Continued development of the field is expected during the coming year.

The Company expects a CBM well will be drilled in its Green River Basin project during the first half of fiscal year 2005. Depending on the results from this well more wells could be drilled. Kestrel has a 10% free carried interest on the first $3 million expended in this project with the right to buy back an additional 10% interest. Kestrel will operate the wells in this project.

The Company is continuing to look for ways to maximize its operated production with workovers or recompletions.

PROVED RESERVES POSITION

As of June 30, 2004, the Company's undiscounted net future cash flows have been estimated by Sproule Associates Inc., an independent petroleum engineering firm, to be approximately $27,505,200. This compares to $21,667,000 as of June 30, 2003. The increase in the current year is the result of higher oil and natural gas prices offset against revisions of previous quantity estimates.

For the fiscal year ended June 30, 2004, the Company's proved oil reserves increased approximately 57,000 bbls. to 367,700 bbls., or 18% from 310,700 in 2003. The Company's proved gas reserves decreased 17 Mmcf to 4,742 Mmcf, or less than one percent, from 4,759 Mmcf in 2003. The decrease in proved gas reserves is attributable primarily to the recommendation by the Company's independent engineering consultants, Sproule Associates, Inc., to make the maximum well life no more than fifty years. In the past, some of our wells had a life expectancy of more than 50 years, therefore increasing the reserves. The Company's core properties have extremely long lived reserves, in excess of 40 years, which will provide a solid foundation as the Company moves forward.

The Company is also investigating other petroleum targets at different horizons on the Company's leasehold in the Greens Canyon property. The other horizons include numerous coalbed methane zones at depths up to 5,800 feet. While these targets remain unproved they do provide the potential for significant reserve additions should exploration efforts prove successful.

BORROWING ACTIVITIES

On January 24, 2003, the Company borrowed $400,000 from R&M Oil and Gas, Ltd., of which Timothy L. Hoops, one of the Company's directors and its President and CEO, is a partner. That loan is due on January 31, 2005, bears interest at 12.5% per annum and is secured by the Company's oil and gas interests in Grady County, Oklahoma. In the event of a default under the terms of the R&M loan, and the sale of the collateral securing the loan, the Company would receive any remaining proceeds after payment to R&M of its expenses in connection with such sale(s) and any indebtedness due and payable to R&M under the loan. The proceeds from the R&M loan were used to retire all of then outstanding debt to Samson Exploration N.L. (an affiliate of the Company) and reduce the Company's accounts payable position at the time. The R&M loan was approved unanimously by the Board of Directors with Mr. Hoops abstaining.

On May 5, 2003, the Company entered into a Line of Credit Agreement with
Barry D. Lasker, the Company's former President and CEO for a maximum of $200,000. Under the terms of the agreement all outstanding amounts were due on May 4, 2005 and bore interest at 10% per annum. The initial proceeds of the loan consisted of $40,000 cash and the conversion to debt of approximately $152,000 of unpaid wages and unreimbursed business expenses owed to Mr. Lasker by the Company. The Lasker loan was secured by the Company's oil and gas interests in Campbell County, Wyoming. In the event of a default under the terms of the Lasker loan, and the sale of the collateral securing the loan, the Company would receive any remaining proceeds after payment to Mr. Lasker of his expenses in connection with such sale(s) and the indebtedness due and payable to him under the loan. On February 5, 2004, Mr. Lasker assigned the $200,000 Lasker Loan to Samson Exploration N.L. (an affiliate of the Company) and Mr. Lasker was paid in full. The terms and conditions of the Samson loan are a continuance of the terms and conditions of the Lasker loan, except for the deletion of a provision providing for acceleration upon termination of Mr. Lasker's employment by the Company.

On June 8, 2004, the Company borrowed $50,000 from VP with an 8% interest rate which is to be paid on repayment of the loan. This is an unsecured loan due on demand.

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

       In fiscal 2002 the Company was overburdened by debt and limited cash flow, which was at least partially attributable to additional debt incurred to support development of the Greens Canyon project. Management's resulting focus on strengthening its balance sheet in fiscal 2003 and 2004 prevented it from focusing its full attention on the Greens Canyon farm out effort. During fiscal 2003, the Company pursued the Greens Canyon farm out effort, and, as of this date, it has not secured a suitable farm-out partner. Several parties have expressed an interest in the project and negotiations with these parties are ongoing. As of June 30, 2003, the Company removed all proved undeveloped and proved developed non-producing reserves formally attributed to the Greens Canyon project from its reported reserves until further drilling activity demonstrates that commercial flow-rates can be achieved. The Company continues to believe that an economic resource has been discovered at Greens Canyon and will continue to press forward seeking out additional industry participants.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2003, the FASB approved SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is not expected to have an effect on the Company's financial position.

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

The Company has four employees, including the Company's President and CEO, Timothy L. Hoops. The Company also hires outside professional consultants to handle certain additional aspects of the Company's business. Management believes this type of contracting for professional services is the most economical and practical means for the Company to obtain such services at this time.

CUSTOMERS

During fiscal year 2004, the Company had three major customers: Rim Operating Inc., Kaiser Francis Oil Company and Eighty-Eight Oil LLC. Sales to these customers accounted for 33%, 19% and 18%, respectively, of oil and gas sales in 2004. The Company does not believe that it is dependent on a single customer. The Company has the option at most properties to change purchasers if conditions so warrant.

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

OUR SUCCESS MAY BE DEPENDENT ON OUR ABILITY TO RETAIN TIMOTHY HOOPS AND BOB PETT AS KEY PERSONNEL

We believe that the oil and gas exploration and development and related management experience of our key personnel is important to our success. The active participation in the Company of our President, Timothy L. Hoops and Robert J. Pett, our Chairman, is a necessity for our continued operations. We do not have key person life insurance on either Mr. Hoops' or Mr. Pett's lives. We compete with bigger and better financed oil and gas exploration companies for these individuals. Our future success may depend on whether we can attract, retain and motivate highly qualified personnel. We cannot assure you that we will be able to do so.

OUR RESERVES ARE UNCERTAIN

Estimating our proved reserves involves many uncertainties, including factors beyond our control. Our annual report on Form 10-KSB for fiscal year 2004 contains estimates of our oil and natural gas reserves and the future cash flow to be realized from those reserves for fiscal years 2004 and 2003, as prepared by our independent petroleum engineers, Sproule Associates Inc. There are uncertainties inherent in estimating quantities of proved oil and natural gas reserves since petroleum engineering is not an exact science. Estimates of commercially recoverable oil and gas reserves and of the future net cash flows from them are based upon a number of variable factors and assumptions including:

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

THE MARKET FOR OUR STOCK IS HIGHLY VOLATILE

Our stock is currently traded on the OTC Bulletin Board, but there has historically been a relatively low volume of trading in the shares even when we were listed on the Nasdaq Small Cap Market. Consequently, the price at which the shares trade may be highly volatile. We were delisted from the Nasdaq SmallCap Market on April 8, 2003 because our stock traded below the minimum $1.00 share requirement for too long a period of time. Under current rules our stock will be listed on the OTC Bulletin Board as long as we continue to file our reports with the SEC. The change to the OCT Bulletin Board may have reduced the liquidity of our stock which, in turn, may adversely affect its trading price.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

OIL AND GAS INTERESTS

The following table describes the Company's leasehold interests in developed and undeveloped oil and gas acreage at June 30, 2004:


                               Total                          Total
                               -----                          -----
                      Developed Acreage (1)(2)      Undeveloped Acreage (1)(2)

        State               Gross        Net           Gross         Net
        -----               -----        ---           -----         ---
       Louisiana               480        480              111         111
       New Mexico              240         91              320          87
       Oklahoma              1,567        451              -0-         -0-
       Texas                   148          4              -0-         -0-
       Wyoming              10,263      3,056           28,454      28,454
                            ------      -----           ------      ------
       TOTAL                12,698      4,082           28,885      28,652


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

ROYALTY INTERESTS UNDER PRODUCING PROPERTIES

At June 30, 2004, the Company held overriding royalty interests ranging from .2% to 1.4% in 3 producing oil and gas wells located on 1,280 gross developed acres in the United States, which remains unchanged since June 30, 2003. The net production for the royalty interests for the year ended June 30, 2004 were 137 Bbls and 19 Mcf for oil and gas respectively. The net production for the Company's royalty interests for the fiscal year ended June 30, 2003 was 101 Bbls and 101 Mcf for oil and gas respectively. The royalty interests are considered to be immaterial by the Company.

DRILLING ACTIVITIES

The Company participated in drilling 8 Hilight CBM wells located in Campbell Co., Wyoming during the year ended June 30, 2004. The Company participated in drilling 4 Hilight CBM wells located in Campbell Co., Wyoming and the Chadron prospect, located in Dawes Co., Nebraska during the year ended June 30, 2003.

Kestrel Energy, Inc. owned interests in net exploratory and net development wells for the years ended June 30, 2004, and 2003 are as set forth below. This information does not include wells drilled under farmout agreements.

                                  United States
                                  -------------
                               6/30/04    6/30/03
Net Exploratory Wells: (1)
  Dry (2)                          -        .5
  Productive (3)                   -         -
                               -----      ------
                                   -          .5
                               =====      ======
Net Development Wells: (1)
  Dry (2)                          0         -
  Productive (3)                 1.5        .7
                               -----      ------
                                 1.5        .7
                               =====      ======

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

During the year ended June 30, 2004, no wells were drilled under farmout agreements.

OIL AND GAS PRODUCTION, PRICES AND COSTS

As of June 30, 2004, the Company had a royalty and/or working interest in 90 gross (3.4 net) wells that produce oil only, 44 gross (11.2 net) wells that produce gas only, and 19 (1.2 net) wells that produce both oil and gas. All wells that produced gas are connected to pipelines. As of June 30, 2003, the Company had a royalty and/or working interest in 90 gross (3.4 net) wells that produce oil only, 36 gross (9.7 net) wells that produce gas only, and 19 (1.2 net) wells that produce both oil and gas.

For information concerning the Company's oil and gas production, estimated oil and gas reserves, and estimated future cash inflows relating to proved oil and gas reserves, see Note 8 (Unaudited) to the consolidated financial statements included in this Report. The reserve estimates for the reporting year were prepared by Sproule Associates Inc., an independent petroleum engineering firm. The Company did not file any oil and gas reserve estimates with any federal authority or agency during its fiscal year ended June 30, 2004.

For the year ended June 30, 2004, the Company's average operating cost (including taxes and marketing) per barrel of oil equivalent (BOE) (converting gas to oil at 6:1) was $11.51. The average operating cost per BOE on an equivalent basis for fiscal years 2003 was $10.45. The average sales price per barrel of oil sold was $27.05 for 2004 and $24.10 for 2003. The average sales price per mcf of gas sold was $4.20 for 2004 and $3.18 for 2003.

OFFICE FACILITIES

The Company's executive offices are located at 1726 Cole Blvd., Suite 210, Lakewood, Colorado 80401, where it leases approximately 2,358 square feet of general office space, at an initial annual lease rate of $16.50 per square foot escalating to $17.50 per square foot over the life of the lease. The Company's current lease obligation expires July 31, 2006. The Company also had, under lease, approximately 560 square feet of office space located at 1717 St. James Place, Suite 240, Houston, Texas 77057, at an annual rate of $9,168. The lease obligation expired September 15, 2004.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

OUTSTANDING SHARES OF COMMON STOCK

The Company's common stock trades over-the-counter on the OTC: Bulletin Board Market under the symbol "KEST." At June 30, 2004, the Company had 10,133,200 shares outstanding. At June 30, 2004, the Company had approximately 1,425 shareholders of record, although the Company believes that there are more beneficial owners of its stock, the number of which is unknown.

STOCK PRICE

These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

      Fiscal Year June 30, 2003                       Sales Price
                                                      -----------
                                                High              Low
                                                ----              ---
      First Quarter                            $0.74              $0.22
      Second Quarter                            0.70               0.17
      Third Quarter                             0.65               0.29
      Fourth Quarter                            0.55               0.10

      Fiscal Year June 30, 2004                       Sales Price
                                                      -----------
                                                High              Low
                                                ----              ---
      First Quarter                            $0.40              $0.31
      Second Quarter                            0.35               0.31
      Third Quarter                             0.85               0.40
      Fourth Quarter                            0.85               0.52

DIVIDEND POLICY

While there are no covenants or other aspects of any finance agreements or bylaws that restrict the declaration or payment of cash dividends, the Company has not paid any dividends on its common stock and does not expect to do so in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      Working Capital and Cash Flows: Net working capital deficit at June 30, 2004, was $439,824 compared to a working capital deficit of $4,643 at June 30, 2003. The increase in working capital deficit of $435,181 for the year ended 2004 resulted from the reclassification of the loans from R&M Oil & Gas, Ltd and Samson Exploration N.L. Both loans will be renegotiated or paid in fiscal 2005 and are no longer considered long term debt.

Net cash provided by operating activities was $12,225 for fiscal 2004 as compared to cash used by operating activities of $100,067 for fiscal 2003, an increase in provided cash of $112,292. The increase in operating cash flows is attributed to higher oil and gas prices offset by a lesser increase in lease operating expenses.

Net cash used by investing activities was $195,822 in fiscal 2004 as compared to net cash used of $349,904 in fiscal 2003. For the year ended June 30, 2004, $195,822 was used for capital expenditures including $58,000 on completion of 8 coalbed methane wells in Campbell Co., Wyoming.

Net cash provided by financing activities was $217,500 for fiscal 2004 versus $522,027 provided by financing activities a year ago. In 2003, the Company borrowed $500,000 from Samson Exploration N.L. (a related party). Also in 2003, the Company borrowed $400,000 from R&M Oil and Gas, Ltd. The proceeds from the R&M loan were used to retire the outstanding debt to Samson Exploration N.L. and reduce the Company's accounts payable position at the time. The Company repaid Samson Exploration N.L. in full at that time, including all accrued interest and fees, with $327,143 in cash and the transfer of the Company's remaining 25,000,000 shares of Victoria Petroleum N.L. common stock.

The Company entered into a Line of Credit Agreement with Barry D. Lasker, former President and CEO of Kestrel, for a maximum loan to the Company of $200,000. The initial proceeds of the loan consisted of $40,000 cash and the conversion to debt of approximately $152,000 of unpaid wages and unreimbursed business expenses.

In June 2003, the Company completed a private placement of 335,000 units at a price of $1.00 per unit with net proceeds of approximately $335,000. During fiscal 2004, 335,000 warrants were exercised at $0.50 with net proceeds of $167,500. These proceeds were used to reduce the Company's accounts payable position at the time.

On February 5, 2004, Mr. Lasker assigned the $200,000 Lasker Loan to Samson Exploration N.L. and Mr. Lasker was paid off in full. The terms and conditions of the Samson loan are a continuance of the terms and conditions of the Lasker loan, except for the deletion of a provision providing for acceleration upon termination of Mr. Lasker's employment by the Company.

On June 8, 2004, the Company borrowed $50,000 from VP with an 8% interest rate which is to be paid on repayment of the loan. This is an unsecured loan due on demand.

      Debt Obligations: As of June 30, 2004, the Company had the following debt obligations (all short-term):

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

Note Payable of approximately $200,000 due Samson Exploration N.L. Under the terms of the agreement all outstanding amounts are due on May 4th, 2005 and bear interest at 10% per annum. The Loan was transferred from Barry D. Lasker, the Company's former President and CEO.


On June 8, 2004, the Company borrowed $50,000 from VP with an 8% interest rate which is to be paid on repayment of the loan. This is an unsecured loan due on demand.

      Reserves and Future Cash Flows: For the fiscal year ended June 30, 2004, the Company's proved oil reserves increased approximately 57,000 bbls. to 367,700 bbls., or 18% from 310,700 in 2003. The Company's proved gas reserves decreased 17 Mmcf to 4,742 Mmcf, or less than one percent, from 4,759 Mmcf in 2003. The decrease in proved gas reserves is attributable primarily to the recommendation by the Company's independent engineering consultants, Sproule Associates, Inc. ("Sproule"), to make the maximum well life no more than fifty years. In the past, some of the Company's wells had a life expectancy of more than 50 years, therefore, increasing the reserves.

The Company's undiscounted net future cash flows have been estimated by Sproule to be approximately $27,505,200 as of June 30, 2004. This compares to $21,667,000 as of June 30, 2003. The increase in the current year is the result of higher oil and natural gas prices offset against revisions of previous quantity estimates.

      Gas Balancing: At June 30, 2004, the Company held no under-produced or over-produced properties. The Company at June 30, 2003 held no under-produced or over-produced properties.

      Natural Gas Sales Contracts: The Company's gas production is generally sold under short term contracts with pricing set on current spot markets with adjustments for marketing and transportation costs. All contracts are cancelable within 30-90 days notice by the Company. The Company has no contracts that are based on a fixed natural gas price.

      Net Operating Loss and Tax Credit Carryforwards: At June 30, 2004, the Company estimated that, for United States federal income tax purposes, it had net operating loss carryforwards of approximately $13,240,000. The utilization of approximately $178,000 of these carryforwards are limited to an estimated $80,000 annually. Of the balance of the loss carryforwards, $13,062,000 is available to offset any future taxable income of the Company. If not utilized, the net operating loss carry forwards will expire during the period from 2003 through 2024.

RESULTS OF OPERATIONS

FISCAL 2004 VS. FISCAL 2003

      Net Earnings: The Company reported net earnings of $60,977 in fiscal 2004 compared to a net loss of $2,335,980 in fiscal 2003, which was net gain of $2,396,957. In fiscal 2004, the Company recorded abandonment and impairment expenses of $52,438 versus $1,238,214 in fiscal 2003, depreciation and depletion expenses of $124,002 versus $339,002 in 2003 and no loss on sale of available-for-sale securities versus a loss of $575,893 in fiscal 2003.

      Revenue: Revenue from oil and gas sales increased in fiscal 2004 by $347,215, or 27%, to $1,651,796. Average prices per barrel of oil increased 12% to $27.05 from $24.10 a year ago. Average prices received per Mcf of gas increased 32% to $4.10 from $3.18 a year ago. Sales volumes for oil increased 13% to 19,300 barrels from 17,100 barrels a year ago. Sales volumes for gas decreased 4% to 255 Mmcf from 267 Mmcf a year ago.

In July 2003, the Company recorded a gain on sale of property and equipment of $21,538 as it sold, at auction, its over-riding royalty interests in 5 wells for gross proceeds of $22,300. After expenses of $2,083 the Company received net proceeds of $20,017. In fiscal 2003, the Company also disposed of 30,100,000 shares of common stock of Victoria Petroleum, NL. The common stock was acquired as part of the merger with Victoria Petroleum, NL in May of 2000. The Company received cash of $56,241 for the sale of 5,100,000 shares and transferred the remaining 25,000,000 shares to Samson, which together with the cash payment of $327,143 paid off the Samson loan in full. As a result, the Company realized a loss of $575,893 the year ended June 30, 2003.

      Lease Operating Expenses: Lease operating expenses increased $88,564, or 14%, to $733,315 from $644,751 a year ago. The caption "Lease Operating Expenses" includes not only the direct costs of operating a well, but workover costs, gas handling fees and production taxes. Direct lease expense increased 15% to $485,963 from $421,148 a year ago. Workover costs decreased 78% to $7,038 from $32,141 last year. Gas handling fees increased 7% to $50,655 from $50,156 a year ago. Production taxes increased 22% to $157,147 from $128,864 a year ago. The increase in direct lease expenses is attributable to the increase in the number of wells producing at the Hilight CBM wells located in Campbell Co., Wyoming. The decrease in workover expenses is attributable to lower workover costs in the Company's Pierce water-flood project. The increase in gas handling fees and production taxes was a result of higher oil and gas revenues. Lease operating expenses on a BOE (barrel of oil equivalent) basis increased 10% to $11.51 from $10.45 a year ago.

      Exploration Expenses: Exploration expenses increased $39,965, or 63%, to $103,642 from $63,677 in 2003. The increase in exploration expense reflects the Company's interest in continued development at core properties.

      Dry Holes, Abandoned and Impaired Properties: The Company had no dry holes, abandoned and impaired property in fiscal 2004 as compared to $1,238,214 a year ago.

      General and Administrative Expense: General and administrative expenses decreased $174,637, or 22%, to $622,645 as compared to $797,282 a year ago. The decrease in general and administrative expenses is attributable to lower accounting, legal, rent, travel and insurance costs. The Company continues to review ways to reduce overhead expenses.

      Interest Expense and Loan Fees: Interest expense totaled $73,536 for the fiscal year ended June 30, 2004 versus $115,690 a year ago. The interest is attributable to the line of credit the Company had with Barry D. Lasker, short term borrowings from Victoria Petroleum N.L., and long term borrowings from R&M Oil and Gas LTD and Samson Exploration NL. The Barry D. Lasker line of credit has been satisfied in full, however, $50,000 remains owed to VP N.L., $400,000 to R&M, and $200,000 to Samson Exploration.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

The Company believes the following critical accounting policies affect our most significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

RESERVE ESTIMATES:

Our estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably form actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the respect to our reserves will likely vary from estimates, and such variances may be material.

Many factors will affect actual future net cash flows, including:

- the amount and timing of actual production;
- supply and demand for natural gas;
- curtailments or increases in consumption by natural gas purchasers; and
- changes in governmental regulations or taxation.


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

Proved oil and gas properties are assessed for impairment on a well by well basis or a field-by-field basis where unitized. If the net capitalized costs of proved properties exceeds the estimated undiscounted future net cash flows from the property, a provision for impairment is recorded to reduce the carrying value of the property to its estimated fair value.

ASSET RETIREMENT OBLIGATIONS:

We recognize the future cost to plug and abandon wells over the estimated useful life of the wells in accordance with the provision of SFAS No.143. SFAS No.143 requires that we record a liability for the present value of the asset retirement obligation increase to the carrying value of the related long-lived asset. We amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discount liability over the remaining lives of the respective gas wells. Our liability estimate is based on our historical experience in plugging and abandoning wells, estimated well lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements. The liability is discounted using a credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well lives, or if federal and state regulators enact new requirements on the plugging and abandonment of wells.

ITEM 7.  FINANCIAL STATEMENTS.

         See pages F-1 through F-19 for this information.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

ITEM 8A. CONTROLS AND PROCEDURES

         Disclosure Controls and Procedures:

At the time of the period reported in this report, the Company carried out an evaluation, under the supervision and participation of the Company's Chief Executive and Principal Financial Officer (the "Officer") of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Officer concluded that the Company's disclosure controls and procedures are effective in all material respects with respect to the recording, processing, summarizing and reporting, with the time periods specified in the SEC's rules and forms, of information required to be disclosed in the reports the Company files or submits under the Exchange Act.

Internal Controls:

There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation.

ITEM 8B. OTHER INFORMATION

         Reports on Form 8-K.

         A Form 8-K under Item 12 dated May 17, 2004 was filed with the Commission on May 28, 2004.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the names of all directors and executive officers of the Company, their ages, all positions and offices held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last five years.

TIMOTHY L. HOOPS, age 48, has been President of the Company since May 15, 2004 and a Director since June 1, 1992. He also previously served as President and Chief Executive Officer of the Company from June 1, 1992 until August 15, 2001, when he resigned from those positions, but he remained as a consultant to the Company. On July 1, 2002, Mr. Hoops was hired as the Company's Operations Manager, and on May 15, 2004, the board of Directors named him President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company. Mr. Hoops is a petroleum geologist with 25 years experience in the continental USA and Australia. Mr. Hoops was the President and a Director of the Company's wholly owned subsidiary, Victoria Exploration, Inc., an independent oil and gas producer, where he had served as an officer and Director since 1987 until it was merged into the Company in June 2001. He was a Director and President of Kestrel Energy California, Inc. ("KEC"), a former wholly owned subsidiary and oil and gas producer, from March 1997 until it was acquired by Victoria Petroleum N.L. in May 2000. After the acquisition, he remained as a Director and he became Vice President and Assistant Secretary. He has also been a Director of Victoria International Petroleum N.L., an Australian oil and gas company, and of Victoria Petroleum N.L., its parent, since 1987. Mr. Hoops was Exploration Manager for Royal Resources Corporation, a publicly held Denver based company engaged in the exploration and development of oil and gas, from 1984 to 1987. Prior to 1984, Mr. Hoops was employed by Amoco Production, Cities Service and Santa Fe Energy. Mr. Hoops is a 1979 graduate of the Colorado School of Mines, with a degree in geology.

ROBERT J. PETT, age 57, was appointed as a Director on June 1, 1992 and Chairman of the Board on January 16, 1995. Mr. Pett served as Secretary, Treasurer and Vice President of the Company during various periods from June 1992 to January 1995. Mr. Pett has been a director of Victoria International Petroleum N.L. since 1986 and he has been Chairman of Victoria Petroleum N.L. for 20 years. He is currently Chairman of Kestrel Energy California, Inc. After the acquisition of Kestrel Energy California in May 2000, Mr. Pett was also appointed as its President. Mr. Pett was a Director of Victoria Exploration, Inc. until it was merged into the Company in June 2001. Mr. Pett holds a Masters Degree in Economics (Queens University, Canada).

JOHN T. KOPCHEFF, age 56, was appointed as a Director on January 16, 1995. He served as Vice President - International from January 16, 1995 until June 30, 2002. He also held the same positions at Victoria Exploration, Inc. until it was merged into the Company in June 2001. He was also the Vice President - International and a Director at Kestrel Energy California, Inc. until it was merged in May 2000. He remained as a Director and became its Secretary. Mr. Kopcheff is a geologist with 34 years experience in petroleum in Australia, Southeast Asia, United States, South America and the North Sea, both in field geological operations and management. Mr. Kopcheff has been a Director of Victoria International Petroleum N.L. since 1986, and a Director of Victoria Petroleum N.L. since 1984. Prior to his appointment with the Company, he provided various services to the Company relating to its international exploration activities on a consulting basis. He received a Bachelor of Science degree with honors from the University of Adelaide in 1970.

KENNETH W. NICKERSON, age 84, is an independent petroleum and mineral geologist with over 54 years experience. He was appointed as a Director on December 16, 1992. From 1981 until 1988, Mr. Nickerson served as President, Director and Chief Operating Officer of Royal Resources Corporation, a publicly held Denver based company engaged in the exploration and development of oil and gas. Since then Mr. Nickerson has worked as a consulting geologist for various energy companies. Mr. Nickerson is a 1948 graduate of the Colorado School of Mines with a degree in geological engineering.

MARK A.E. SYROPOULO, age 52, was appointed as a Director on January 14, 1998. Mr. Syropoulo has been an independent corporate consultant since 1994 and has during that time provided services to various entities in the natural resources, information technology and investment sectors, principally in Australia. He also acted as a consultant to the Company from May 1997 until January 1998. From 1987 to 1993, Mr. Syropoulo was managing director of Anglo Pacific Resources Limited, a United Kingdom mining and oil company associated with Anglovaal Holdings Limited, a major South African mining house.

Mr. Syropoulo is a graduate of mathematics and economics and an honors graduate in economics of the University of Natal Durban, South Africa.

NEIL T. MACLACHLAN, age 62, was appointed as a Director on September 27, 2000. He is the Chairman and major shareholder in Markham Associates, a London based corporate investment and advisory business. He is also a non-executive director of Samson Exploration N.L. and Titan Resources Ltd., both publicly traded Australian mining companies, and Golden Prospect Plc, a publicly traded United Kingdom mining investment company listed in London on the Alternative Investment Market. Golden Prospect is one of the principal shareholders of the Company, holding, directly and indirectly, approximately 30% of its stock. Samson Exploration N.L. is another principal shareholder of the Company holding approximately 24% of the Company's stock. Because Golden Prospect owns 29.95% of Samson, the 24% held by Samson is included in the 30% held by Golden Prospect. Mr. MacLachlan has over 28 years investment banking experience gained in Europe, Southeast Asia and Australia. Mr. MacLachlan was employed by Barrick Gold Corporation as Executive Vice President Asia from 1993 to 1997. He was a former director of Wardley Holdings and James Capel & Co. Limited, investment banking subsidiaries of the Hong Kong and Shanghai Banking Corporation. Mr. MacLachlan graduated from Manchester University in 1964 with a Bachelor of Science in Biochemistry and he took the post graduate Business Studies course at London Polytechnic at Rutherford College.

BARRY D. LASKER, age 44, was appointed President, Chief Executive Officer and Director on August 16, 2001, and he was appointed Chief Financial Officer and Secretary on February 15, 2002. Mr. Lasker resigned from those positions on May 15, 2004, and resigned as a Director on July 12, 2004. Mr. Lasker was the President and Chief Executive Officer of TransAtlantic Petroleum Corp., an oil and gas exploration company located in Calgary, Alberta, Canada with offices in Houston, Texas, from December 1998 until August 2001. From January 1997 to December 1998, he was the President and Chief Executive Officer of GHP Exploration located in Houston, Texas of which he was a co-founder. It became a publicly held company in April 1997 and was acquired in September 1998 by Profco Resources, a Toronto, Canada listed company, which then changed its name to TransAtlantic Petroleum Corp in December 1998. Prior to that time, Mr. Lasker was the Asset Manager of GOM Shelf/Flex Trend for BHP Petroleum, an oil and gas exploration and production company in Houston, Texas, from January to December 1996. From 1993 to January 1996, Mr. Lasker was an Exploration Manager in Southern Australia, New Zealand and Western Australia for BHP Petroleum. He also worked in various positions as a geophysicist and geoscientist from 1982 to 1992. Mr. Lasker received his Bachelor of Science in Geology and Geophysics from Macquarie University in Sydney, Australia in 1981.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company does not have a "financial expert", as defined by the SEC's rules promulgated under section 407 of Sarbanes-Oxley Act of 2002, serving on the Committee because the Board of Directors believes that all of the members of the Board, including but not limited to those serving on the Audit Committee, have sufficient financial knowledge, experience and sophistication to comprehend and critically analyze the Company's financial statements and the audit thereof. Accordingly, the Board has determined that adding a "financial expert" to the Board and the Audit Committee at this time is not a necessary or productive expenditure of the Company's limited resources.

CODE OF ETHICS

The Company has not yet adopted a code of ethics for its principal executive officer and principal financial officer since he is the only executive officer of the Company. The Board of Directors will continue to evaluate, from time to time, whether a code of ethics should be developed and adopted. If the Company does adopt a code of ethics in the future, in light of the Company's moderate size, it is likely to apply to all employees rather than only executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of the Common Stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the exchange on which the Common Stock is listed for trading. Those persons are required by regulations promulgated under the Exchange Act to furnish the Company with copies of all reports filed pursuant to Section 16(a). Barry D. Lasker, one of the Company's former officers and a director, failed to make a timely filing of three ownership reports to report three transactions. Two of the Company's principal shareholders, Victoria International Petroleum N.L. and Samson Exploration N.L., each failed to make a timely filing of one ownership report to report one transaction. To the Company's knowledge, as of the date hereof, all Section 16(a) ownership reports have been filed.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the Chief Executive Officer of the Company, the former Chief Executive Officer, and one other non-executive officer of the Company who received salary, bonus or other annual compensation in total from the Company, in excess of $100,000 during the same period.


-------------------------------------------------------------------------------
                                        Annual Compensation
-------------------------------------------------------------------------------
            NAME AND                                   Other Annual
       PRINCIPAL POSITION          Fiscal     Salary   Compensation  Options
                                    Year       ($)         ($)         (#)
-------------------------------------------------------------------------------
Timothy L. Hoops, President,        2004     $72,000        $0          0
Chief  Executive  and  Financial    2003     $72,000     $23,639        0
Officer(1)                          2002     $43,754     $57,847      20,000
-------------------------------------------------------------------------------
Barry    D.    Lasker,    former    2004    $55,500(2)  $22,500(3)      0
President,                          2003    $180,000(4)     $0          0
Chief  Executive  and  Financial    2002    $165,000(5)     $0       320,000
Officer
-------------------------------------------------------------------------------
Ira   Pasternack,   former  Vice    2004        $0          $0          0
President -Exploration(6)           2003     $15,000      $4,080        0
                                    2002     $86,250        $0        20,000
-------------------------------------------------------------------------------


(1) Besides his salary, Mr. Hoops received fees as a director of Victoria Petroleum N.L. in the amount of Australian $5,000 for fiscal 2004, roughly US$3,475 based on a June 30, 2004 exchange rate, and expects to receive the same amount in fiscal 2005. Mr. Hoops resigned as President and Chief Executive Officer on August 15, 2001, but remained as a consultant. On
    July 1, 2002, Mr. Hoops was also hired as the Company's Operations Manager, and on May 15, 2004, he was elected President, Chief Executive Officer and Chief Financial Officer. As a consultant, Mr. Hoops accrued no consulting fees in fiscal 2004 through his employer, Peak Resource Management, Inc., of which $809 was deferred until fiscal 2005. In fiscal 2003 he received $23,639 in consulting fees through Peak Resource. In fiscal 2002, Mr. Hoops received $57,847, of which $13,962 remains unpaid as of the date of this Report.
(2) Includes $7,500 for accrued salary which was rolled into a line of credit to the Company by Mr. Lasker. See "Certain Relationships and Related Transactions."
(3) Mr. Lasker resigned as President and Chief Executive Officer on May 15, 2004, but has remained as a consultant.
(4) Includes $60,000 for accrued salary which was rolled into a line of credit to the Company by Mr. Lasker. See "Certain Relationships and Related Transactions."
(5) Includes $10,000 for accrued salary which was rolled into a line of credit to the Company by Mr. Lasker. See "Certain Relationships and Related Transactions."

(6) Mr. Pasternack resigned as an officer effective June 30, 2002, but continued as an employee until October 15, 2002. Since that date, Mr. Pasternack remained as a consultant. The other annual compensation received in fiscal 2003 is related to those consulting activities.

None of the named officers received additional compensation other than noted above the aggregate amount of which was the lesser of either $50,000 or 10% of the total of annual salary, bonus and consulting fees reported for such officer. The Company reimburses its officers and directors for ordinary and necessary business expenses incurred by them on behalf of the Company.

                               OPTION GRANTS FOR FISCAL YEAR ENDED JUNE 30, 2004
-----------------------------------------------------------------------------------------------------------------------------------
                                Number Of          % of Total                                       Potential Realizable Value at
                               Securities       Options Granted     Exercise or                        Assumed Annual Rates of
                               Underlying         to Employees       Base Price     Expiration         Stock Price Appreciation
                                 Options         in Fiscal Year      ($/share)         Date                For Option Term
            Name                 Granted                                                                  5%($)(1) 10%($)(2)
--------------------------- ------------------ ------------------- --------------- -------------- --------------- -----------------
Timothy L. Hoops                   -0-                 0%               N/A             N/A            N/A               N/A
  President, Chief
  Executive and
  Financial Officer and
  Director
--------------------------- ------------------ ------------------- --------------- -------------- --------------- -----------------
Barry D. Lasker                    -0-                 0%               N/A             N/A            N/A               N/A
  former President,
  Chief Executive and
  Financial Officer
  and Director
--------------------------- ------------------ ------------------- --------------- -------------- --------------- -----------------
Ira Pasternack                     -0-                 0%               N/A             N/A            N/A               N/A
  former Vice President
  - Exploration
--------------------------- ------------------ ------------------- --------------- -------------- --------------- -----------------
Robert J. Pett                     -0-                N/A               N/A             N/A            N/A               N/A
  Chairman of the
  Board and Director
--------------------------- ------------------ ------------------- --------------- -------------- --------------- -----------------
John T. Kopcheff                   -0-                N/A               N/A             N/A            N/A               N/A
  Director
--------------------------- ------------------ ------------------- --------------- -------------- --------------- -----------------
Kenneth W. Nickerson            5,000(3)              N/A              $0.319         9-30-13         $2,598            $4,137
  Director
--------------------------- ------------------ ------------------- --------------- -------------- --------------- -----------------
Mark A.E. Syropoulo             5,000(3)              N/A              $0.319         9-30-13         $2,598            $4,137
  Director
--------------------------- ------------------ ------------------- --------------- -------------- --------------- -----------------
Neil T. MacLachlan                 -0-                N/A               N/A             N/A            N/A               N/A
  Director
-----------------------------------------------------------------------------------------------------------------------------------

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

                              AGGREGATED OPTION EXERCISES FOR FISCAL YEAR ENDED JUNE 30, 2004
                                                 AND YEAR END OPTION VALUES
----------------------------------------------------------------------------------------------------------------------------------
                                                                      Number of Securities             Value of Unexercised
                              Shares Acquired on     Value           Underlying Unexercised            In-the-Money Options
                                 Exercise(#)        Realized        Options at June 30, 2004             at June 30, 2004
             Name                                     ($)                     (#)                             ($)(1)
----------------------------- ------------------- ------------- --------------------------------- --------------------------------
                                                                   Exercisable/Unexercisable         Exercisable/Unexercisable
----------------------------- ------------------- ------------- --------------------------------- --------------------------------
Timothy L. Hoops                      0               N/A                  228,754/0                           $0/$0
  President and Chief
  Executive and Financial
  Officer and Director
----------------------------- ------------------- ------------- --------------------------------- --------------------------------
Barry D. Lasker                       0               N/A                  320,000/0                           $0/$0
  former President, Chief
  Executive and Financial
  Officer and Director
----------------------------- ------------------- ------------- --------------------------------- --------------------------------
Ira Pasternack, Former Vice           0               N/A                  120,000/0                           $0/$0
President - Exploration
----------------------------- ------------------- ------------- --------------------------------- --------------------------------
Robert J. Pett                        0               N/A                  113,795/0                           $0/$0
  Chairman of the
  Board and Director
----------------------------- ------------------- ------------- --------------------------------- --------------------------------
John T. Kopcheff                      0               N/A                  167,589/0                           $0/$0
  Director
----------------------------- ------------------- ------------- --------------------------------- --------------------------------
Kenneth W. Nickerson                  0               N/A                   65,081/0                         $3,255/$0
  Director
----------------------------- ------------------- ------------- --------------------------------- --------------------------------
Mark A.E. Syropoulo                   0               N/A                  170,000/0                         $3,255/$0
  Director
----------------------------- ------------------- ------------- --------------------------------- --------------------------------
Neil T. MacLachlan                    0               N/A                   35,000/0                           $0/$0
  Director
----------------------------------------------------------------------------------------------------------------------------------

(1) For all unexercised options held as of June 30, 2004, the aggregate dollar value is the excess of the market value of the stock underlying those options over the exercise price of those unexercised options. The price used to calculate these figures is the closing price as of June 30, 2004 as reported on the OTC Bulletin Board, which was $0.65 per share.

                                       EQUITY COMPENSATION PLAN INFORMATION
                                        AS OF FISCAL YEAR END JUNE 30, 2004

----------------------------------------------------------------------------------------------------------------------
                                         Number of                                           Number of Securities
                                     Securities to be                                         Remaining Available
                                        Issued Upon               Weighted Average            for Future Issuance
                                        Exercise of               Exercise Price of              Under Equity
                                    Outstanding Option,         Outstanding Options,           Compensation Plan
                                    Warrants and Rights          Warrants and Rights         (Excluding Securities
                                                                                            Reflected in Column A)
------------------------------- ---------------------------- ---------------------------- ----------------------------
                                             A                            B                            C
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plan                 1,540,667                      $1.38                       276,287
approved by shareholders
----------------------------------------------------------------------------------------------------------------------

DIRECTORS' REMUNERATION

Any director who serves on the Compensation Committee automatically receives 5,000 options on the last trading day in September pursuant to the Company's Stock Option Plan. Accordingly, on September 30, 2003, both Messrs. Nickerson and Syropoulo, as members of the Compensation Committee, received fully vested ten year options to purchase 5,000 shares of Common Stock at an exercise price of $0.319 per share, the closing price on the date of grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as far as is known to the Board of Directors or the management of the Company, the only persons owning on September 28, 2004 more than five percent of the outstanding shares of the Company's Common Stock. For purposes of this disclosure, the amount of the Company's Common Stock beneficially owned by each person or entity is the aggregate number of shares of the Common Stock outstanding on such date plus an amount equal to the aggregate amount of Common Stock which could be issued upon the exercise of stock options and a convertible note within 60 days of such date.


--------------------------------------------------------------------------------------------------------------------
                             Number of Shares of Common Stock Beneficially Owned
--------------------------------------------------------------------------------------------------------------------
                                         Voting and Investment Power
--------------------------------------------------------------------------------------------------------------------

         Name and Address                Direct             Indirect          Total Shares         Percent Owned
----------------------------------- ------------------ ------------------- -------------------- --------------------
Victoria International Petroleum      2,006,517(1)            ---               2,006,517              19.8%
N.L.
2 The Esplanade, 36th Flr.
Perth 6000
Western Australia
----------------------------------- ------------------ ------------------- -------------------- --------------------
Victoria Petroleum N.L.                    ---           2,006,517 (1)          2,006,517              19.8%
2 The Esplanade, 36th Flr.
Perth 6000
Western Australia
----------------------------------- ------------------ ------------------- -------------------- --------------------
Timothy L. Hoops                       256,664(2)        2,006,517 (3)          2,263,181              21.8%
1726 Cole Blvd., Suite 210
Lakewood, CO 80401
----------------------------------- ------------------ ------------------- -------------------- --------------------
Robert J. Pett                         123,795(4)        2,006,517 (5)          2,130,312              20.8%
2 The Esplanade, 36th Flr.
Perth 6000
Western Australia
----------------------------------- ------------------ ------------------- -------------------- --------------------
John T. Kopcheff                       181,589(6)        2,006,517 (7)          2,188,106              21.2%
2 The Esplanade, 36th Flr.
Perth 6000
Western Australia
----------------------------------- ------------------ ------------------- -------------------- --------------------
Golden Prospect Plc                      949,000          2,507,500(8)          3,456,500              32.5%
1st Floor
143-149 Great Portland St.
London W2N 5FB
England
----------------------------------- ------------------ ------------------- -------------------- --------------------
Samson Exploration N.L.               2,507,500(9)            ---               2,507,500              23.6%
2 The Esplanade, 36th Flr.
Perth 6000
Western Australia
----------------------------------- ------------------ ------------------- -------------------- --------------------
Nieuport Pty Ltd                        1,005,000             ---               1,005,000              9.9%
PO Box 332
Greenwood 6924
Western Australia
----------------------------------- ------------------ ------------------- -------------------- --------------------
The Equitable Life Assurance             840,000              ---                840,000               8.3%
Society
City Place House
55 Basinghall St.
London EC2V 5DR
England
--------------------------------------------------------------------------------------------------------------------

(1) Victoria International Petroleum N.L. ("VIP"), the record holder of the shares, is a wholly owned subsidiary of Victoria Petroleum N.L. ("VP"), which is therefore deemed to be another beneficial owner of the shares.
(2)  Includes vested options to purchase up to 228,754 shares.
(3) Mr. Hoops is a director of VIP and of VP. As a result, all shares held by VIP directly and VP indirectly are listed as indirectly held by Mr. Hoops.
(4)  Includes vested options to purchase up to 113,795 shares.
(5) Mr. Pett is the Chairman and a director of VIP and a director of VP. As a result, all shares held by VIP directly and VP indirectly are listed as indirectly held by Mr. Pett.

(6)  Includes vested options to purchase up to 167,589 shares.
(7) Mr. Kopcheff is a director of VIP and VP. As a result, all shares held by VIP directly and VP indirectly are listed as indirectly held by Mr. Kopcheff.
(8) Golden Prospect Plc owns 29.95% of Samson Exploration N.L. and is therefore deemed to be a beneficial owner of the shares held by Samson.
(9) Includes a $200,000 convertible promissory note initially convertible into 500,000 shares.

The following table sets forth the number of shares beneficially owned on September 28, 2004 by the Company's executive officers and directors, and by all of the executive officers and directors as a group. For purposes of this disclosure, the amount of the Company's Common Stock beneficially owned is the aggregate number of shares of the Common Stock outstanding on such date plus an amount equal to the aggregate amount of Common Stock which could be issued upon the exercise of stock options and a convertible note within 60 days of such date.

--------------------------------------------------------------------------------------------------------------------
                                            Position(s)            Number of Shares of
                                             With the                 Common Stock
          Name and Address                    Company              Beneficially Owned            Percent Owned
------------------------------------- ------------------------ ---------------------------- ------------------------
Timothy L. Hoops                      President, Chief               2,263,181(1)(2)                 21.8%
1726 Cole Blvd., Suite 210            Executive and
Lakewood, CO 80401                    Financial Officer and
                                      Director
------------------------------------- ------------------------ ---------------------------- ------------------------
Robert J. Pett                        Chairman of the Board          2,130,312(3)(4)                 20.8%
2 The Esplanade, 36th Flr.            and Director
Perth 6000
Western Australia
------------------------------------- ------------------------ ---------------------------- ------------------------
John T. Kopcheff                      Director                       2,188,106(5)(6)                 21.2%
2 The Esplanade, 36th Flr.
Perth 6000
Western Australia
------------------------------------- ------------------------ ---------------------------- ------------------------
Kenneth W. Nickerson                  Director                          65,081(7)                     <1%
10780 Hanson St.
Johannesburg, MI 49751
------------------------------------- ------------------------ ---------------------------- ------------------------
Mark A.E. Syropoulo                   Director                         208,000(8)                     2%
Lot 42 Gumboil Road
Cooroy Queensland 4563
Australia
------------------------------------- ------------------------ ---------------------------- ------------------------
Neil T. MacLachlan                    Director                         189,800(9)                    1.9%
1 Victoria Square
London SWIW OQY
England
------------------------------------- ------------------------ ---------------------------- ------------------------
All Directors and Executive                                          3,031,446(10)                  27.8%
Officers as a Group (6 persons)
--------------------------------------------------------------------------------------------------------------------

(1) Mr. Hoops is a director of Victoria International Petroleum N.L. ("VIP") and of Victoria Petroleum N.L. ("VP"). As a result, all shares held by VIP directly and by VP indirectly are listed as beneficially owned by Mr. Hoops.
(2)  Includes vested options to purchase up to 228,754 shares.
(3) Mr. Pett is the Chairman and a director of VIP and a director of VP. As a result, all shares held by VIP directly and VP indirectly are listed as held by Mr. Pett.
(4)  Includes vested options to purchase up to 113,795 shares.
(5) Mr. Kopcheff is a director of VIP and VP. As a result, all shares held by VIP directly and VP indirectly are listed as beneficially owned by Mr. Kopcheff.
(6)  Includes vested options to purchase up to 167,589 shares.
(7)  Consists of vested options to purchase up to 65,081 shares.

(8) Includes vested options to purchase up to 170,000 shares, and 38,000 shares owned indirectly by Syrops & Co. Pty. Ltd.
(9) Includes vested options to purchase up to 35,000 shares, and 55,000 shares owned indirectly by a trust.
(10) Includes vested options to purchase up to 780,219 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of June 30, 2002, the Company owed approximately $516,000 on its line of credit with Wells Fargo Bank, which line was secured by deeds of trust on various of the Company's oil and gas producing properties. On August 6, 2002 the Company borrowed $500,000 from Samson Exploration N.L., a principal shareholder, and used the proceeds of the loan to pay off the Wells Fargo loan. Interest under the Samson loan was 10% per annum in addition to an up front financing fee of 10%.

On January 24, 2003, the Company borrowed $400,000 from R&M Oil and Gas, Ltd., of which Timothy L. Hoops, one of the Company's Directors and its Operations Manager, is a partner. That loan is due on January 31, 2005, bears interest at 12.5% per annum and is secured by the Company's oil and gas interests in Grady County, Oklahoma. In the event of a default under the terms of the R&M loan, and the sale of the collateral securing the loan, the Company would receive any remaining proceeds after payment to R&M of its expenses in connection with such sale(s) and any indebtedness due and payable to R&M under the loan. The proceeds from the R&M loan were used to retire the outstanding debt to Samson Exploration N.L. at that time and reduce the Company's accounts payable position. The R&M loan was approved unanimously by the Board of Directors, with Mr. Hoops abstaining, which evaluated its fairness as an arms length transaction.

On February 4, 2003, the Company repaid Samson Exploration N.L. in full, including all accrued interest and fees, with $327,143.15 in cash and the transfer of the Company's remaining 25,000,000 shares of Victoria Petroleum N.L. common stock.

On May 5, 2003, the Company entered into a Line of Credit Agreement with Barry
D. Lasker, President, CEO and a Director of Kestrel for a maximum loan to the Company of $200,000. Under the terms of the agreement all outstanding amounts were due on May 4, 2005 and bore interest at 10% per annum. The loan could also be converted, at Mr. Lasker's election, into shares of Common Stock at $0.40 per share. The initial proceeds of the loan consisted of $40,000 cash and forgiveness of approximately $152,000 of unpaid wages and unreimbursed business expenses owed to Mr. Lasker by the Company. The Lasker loan was secured by the Company's oil and gas interests in Campbell County, Wyoming. In the event of a default under the terms of the Lasker loan, and the sale of the collateral securing the loan, the Company would receive any remaining proceeds after payment to Mr. Lasker of his expenses in connection with such sale(s) and the indebtedness due and payable to him under the loan. Like the R&M loan, the Lasker loan was approved as an arms length transaction by the entire Board of Directors with Mr. Lasker abstaining.

On February 24, 2004, the Lasker loan was assigned by Mr. Lasker to Samson Exploration N.L. for $200,000, the current outstanding principal balance. After the assignment, the terms and conditions of the loan are the same as the terms and conditions of the Lasker loan, except for the deletion of a provision providing for acceleration upon termination of Mr. Lasker's employment.

On June 8, 2004, the Company borrowed $50,000 from VP with an 8% interest rate which is to be paid on repayment of the loan. This is an unsecured loan due on demand.

ITEM 13. EXHIBITS

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

            10.9 Mortgage, Deed of Trust, Security Agreement, Assignment of Production and Financing Statement with Barry D. Lasker dated May 5, 2003 filed as Exhibit 99.2 to the Registrant's Form 8-K dated May 5, 2005 and incorporated herein by reference.

            10.10 Mortgage, Security Agreement, Assignment, Financing Statement and Fixture Filing to R&M Oil and Gas, Ltd. dated January 24, 2003 filed as exhibit 10.10 to the registrant's form 10KSB for the period ended June 30, 2003 and incorporated herein by reference.

            10.11 Amendment 2 revolving credit loan agreement with Barry D. Lasker dated February 24, 2004 filed as exhibit 10.1 to the registrant's 10QSB for the period ended March 31, 2004 and incorporated herein by reference.

            10.12 Assignment of mortgage from Barry D. Lasker to Samson Exploration N.L. dated Feb 24, 2004 filed as exhibit
                      10.2 to the registrant's for 10QSB for the period ended March 31, 2004 and incorporated herein by reference.

            23.1      Consent of Wheeler Wasoff, P.C.

            23.2      Consent of Sproule Associates Inc.

            31 Certificate of Chief Executive and Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

            32 Certification of Chief Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

FEES PAID TO WHEELER WASOFF, P.C.

For the fiscal years ended June 30, 2003 and June 30, 2004, Wheeler Wasoff, P.C. provided services in the following categories and amounts:

                                 Fiscal Year Ended
                          June 30, 2003     June 30, 2004
                          -------------     -------------
     Audit Fees(1)        $   32,837.37     $   36,453.50
     All Other Fees(2)    $    2,750.00     $         950

(1) Represents the aggregate fees billed for professional services rendered for the audit and/or reviews of the Company's financial statements and in connection with the Company's statutory and regulatory filings or engagements.
(2) Represents fees for audit-related services for registration statement filings made with the Securities and Exchange Commission,

There were not any non-audit services rendered to the Company by Wheeler Wasoff P.C., in fiscal 2003 and 2004. While the Audit Committee has not established formal policies and procedures concerning pre-approval of audit or non-audit services, the Company's executive officer has been informed that all audit and non-audit services must be approved in advance by the Audit Committee. The establishment of any such formal policies or procedures in the future is subject to the approval of the Audit Committee.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       KESTREL ENERGY, INC.
                                       (Registrant)

Date:  October 13, 2004                By: /s/TIMOTHY L. HOOPS
                                          -------------------------------------
                                          Timothy L. Hoops, President,
                                          Chief Executive Officer, Principal
                                          Financial  Officer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: October 13, 2004                 By: /s/TIMOTHY L. HOOPS
                                          -------------------------------------
                                          Timothy L. Hoops, President,
                                          Chief Executive Officer, Principal
                                          Financial  Officer and Director

Date: October 13, 2004                 By: /s/ROBERT J. PETT
                                          -------------------------------------
                                          Robert J. Pett, Chairman of the Board


Date: October 13, 2004                 By: /s/KENNETH W. NICKERSON
                                          -------------------------------------
                                           Kenneth W. Nickerson, Director


Date: October 13, 2004                 By: /s/JOHN T. KOPCHEFF
                                          -------------------------------------
                                           John T. Kopcheff, Director


Date: October 13, 2004                 By: /s/MARK A. E. SYROPOULO
                                          -------------------------------------
                                           Mark A. E. Syropoulo, Director


Date: October 13, 2004                 By: /s/NEIL T. MACLACHLAN
                                          -------------------------------------
                                           Neil T. MacLachlan, Director

                              KESTREL ENERGY, INC.

                              Financial Statements

                             June 30, 2004 and 2003

  (With Report of Independent Registered Public Accounting Firm Report Thereon)

                          INDEX TO FINANCIAL STATEMENTS


        Report of Independent Registered Public Accounting Firm............F-3

        Balance Sheet......................................................F-4

        Statements of Operations...........................................F-5

        Statement of Stockholders Equity...................................F-6

        Statement of Cash Flows............................................F-7

        Notes to Financial Statements..............................F-8 to F-19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Kestrel Energy, Inc.

We have audited the accompanying balance sheet of Kestrel Energy, Inc. as of June 30, 2004, and the related statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kestrel Energy, Inc. as of June 30, 2004, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.




                                    Wheeler Wasoff, P.C.

Denver, Colorado
September 30, 2004

                               KESTREL ENERGY INC.

                                  BALANCE SHEET

                                  June 30, 2004

                    ASSETS
Current assets
   Cash and cash equivalents (note 1)                   $     162,507
   Accounts receivable                                        366,278
   Other current assets                                        12,171
                                                         ------------
         Total current assets                                 540,956
                                                         ------------

Property and equipment, at cost
   Oil and gas properties, successful efforts
   method of accounting (note 10 and 11)
       Unproved                                               260,355
       Proved                                              11,081,664
   Pipeline and facilities                                    807,851
   Furniture and equipment                                     54,207
                                                         ------------
                                                           12,204,077
   Accumulated depreciation, depletion and
     amortization                                          (9,754,427)
                                                         ------------
         Net property and equipment                         2,449,650
                                                         ------------
                                                        $   2,990,606
                                                         ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Notes payable-related party (note 5)                 $     650,000
   Accounts payable-trade                                     245,198
   Accrued liabilities                                         85,582
                                                         ------------
         Total current liabilities                            980,780
                                                         ------------

Long-term liabilities
   Asset retirement obligation (note 4)                       177,126
                                                         ------------
         Total long-term liabilities                          177,126
                                                         ------------

   Total Liabilities                                        1,157,906
                                                         ------------

Commitments and contingencies (notes 4,8 and 9)

Stockholders' equity (note 6)
   Preferred stock, $1 par value. 1,000,000
     shares authorized; none issued                                --
   Common stock, no par  value.  20,000,000
     shares authorized; 10,133,200 shares outstanding      20,562,085
   Accumulated (deficit)                                  (18,729,385)
                                                         ------------
         Total stockholders' equity                         1,832,700
                                                         ------------

                                                        $   2,990,606
                                                         ============


    The accompanying notes are an integral part of the financial statements.

                               KESTREL ENERGY INC.

                            STATEMENTS OF OPERATIONS

                       YEARS ENDED JUNE 30, 2004 AND 2003

------------------------------------------------------------------------------
                                                       2004         2003

Revenue

  Oil and gas sales                                $ 1,651,796   $ 1,304,581

                                                    ----------    ----------
     Total revenue                                   1,651,796     1,304,581
                                                    ----------    ----------

Costs and expenses
  Lease operating expenses                             733,315       644,751
  Dry holes, abandoned and impaired properties          52,438     1,238,214
  Exploration expenses                                 103,642        63,677
  Depreciation, depletion and amortization             124,022       339,002
  General and administrative                           622,645       797,282
                                                    ----------    ----------
     Total costs and expenses                        1,636,062     3,082,926
                                                    ----------    ----------
Other income (expense)
   Interest expense and financing costs                (73,536)     (115,690)
  Gain on sale of property and equipment                    --        21,538
  Loss on sale of available-for-sale securities             --      (575,893)
  Interest income                                          891         1,953
  Other, net                                           117,888        99,567
                                                    ----------    ----------
     Total  other  income (expense)                     45,243      (568,525)
                                                    ----------    ----------

Income (loss) before income taxes and cumulative
effect of change in accounting principle                60,977    (2,346,870)

Provision for income tax                           $    13,000   $        --
                                                    ----------    ----------

Tax benefit of net operating loss carryforward          13,000            --

Cumulative effect of change in accounting
  principle                                                 --        10,890
                                                    ===========   ==========

Net income (loss)                                  $    60,977   $(2,335,980)
                                                    ----------    ----------

Basic earnings per share                           $       .01   $      (.25)
                                                    ===========   ==========

Diluted earnings per share                         $       .01   $      (.25)
                                                    ===========   ==========

Basic weighted average number of common shares
outstanding                                          9,802,777     9,288,325
                                                    ===========   ==========

Diluted weighted average number of common shares
outstanding                                          9,809,256     9,288,325
                                                    ===========   ==========


    The accompanying notes are an integral part of the financial statements.

                              KESTREL ENERGY, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                       YEARS ENDED JUNE 30, 2004 AND 2003

                                                                               Accumulated
                                          Common stock                             other
                                    ------------------------    Accumulated    Comprehensive
                                      Shares        Amount       (deficit)     Income (loss)
                                    ----------    ----------   -----------------------------

Balance July 1, 2002                 9,115,200   $20,043,907   $(16,454,382)    $ (523,358)

Common shares issued (note 4)          670,000       335,000             --             --

Warrants exercised                      13,000        16,250             --             --

Less cost of warrant exercise               --          (572)            --             --

Realized (loss) on securities               --            --             --        523,358
classified as available for sale            --            --             --             --

Net (loss)                                  --            --     (2,335,980)            --
                                    ----------    ----------    -----------      ---------

Balance June 30, 2003                9,798,200    20,394,585    (18,790,362)            --

Warrants exercised                     335,000       167,500             --             --

Net income                                  --            --         60,977             --
                                    ----------    ----------    -----------      ---------

Balance June 30, 2004               10,133,200   $20,562,085    (18,729,385)    $       --
                                    ==========    ==========    ===========      =========


    The accompanying notes are an integral part of the financial statements.

                               KESTREL ENERGY INC.

                            STATEMENTS OF CASH FLOWS

                       YEARS ENDED JUNE 30, 2004 AND 2003

                                                                           2004           2003
                                                                       -----------    -----------
Cash flows from operating activities
  Net income (loss)                                                    $    60,977    $(2,335,980
  Adjustments to reconcile net loss to net cash
     used in operating activities
      Cumulative effect of change in accounting
        principle                                                               --        (10,890)
      Depreciation and depletion                                           124,022        339,002
      Dry holes, abandoned and impaired properties                              --      1,238,214
      Loss on sale of available-for-sale securities                             --        575,893
      Gain on sale of property and equipment                                    --        (21,538)
      Debt for services and costs - related                                  1,584        141,594
      Other                                                                     --         10,098
      Changes in operating assets and liabilities, net of
        dispositions                                                            --             --
         (Increase) in accounts receivable                                 (11,708)      (145,554)
         (Increase) decrease in other current assets                         6,229        (17,132)
         Increase  (decrease) in accounts payable - trade                 (184,463)       189,309
         Increase  (decrease) in accounts payable -
           related party                                                        --        (51,813)
         (Decrease) in accrued liabilities                                  15,584        (11,270)
                                                                       -----------    -----------
  Net cash provided (used) in operating activities                          12,225       (100,067)
                                                                       -----------    -----------
Cash flows from investing activities
  Capital expenditures                                                    (195,822)      (426,162)
  Proceeds from sale of securities                                              --         56,241
  Proceeds from sales of property and equipment                                 --         20,017
                                                                       -----------    -----------
  Net cash (used) provided by investing activities                        (195,822)      (349,904)
                                                                       -----------    -----------
Cash flows from financing activities
  Loans from related parties                                                50,000        940,000
  Repayment of notes - related parties                                          --       (252,651)
  Repayments of borrowings                                                      --       (516,000)
  Proceeds from issuance of common stock and warrants                           --        351,250
  Proceeds from warrant exercise                                           167,500             --
  Payment of offering costs                                                     --           (572)
                                                                       -----------    -----------
  Net cash provided by financing activities                                217,500        522,027
                                                                       -----------    -----------
Net (decrease) in cash and cash equivalents                                 33,903         72,056
Cash and cash equivalents, beginning of year                               128,604         56,548
                                                                       -----------    -----------
Cash and cash equivalents, end of year                                 $   162,507        128,604
                                                                       ===========    ===========
Supplemental cash flow information - cash paid
  for interest                                                         $    69,883    $    48,287
                                                                       ===========    ===========
Supplemental disclosure of noncash investing and
  financing activities
  Repayment of debt through securities                                 $        --        247,349
                                                                       ===========    ===========

  Asset Retirement Obligation                                          $    13,791    $   117,147
                                                                       ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                               KESTREL ENERGY INC.

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2004 AND 2003

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

     (c)  CASH EQUIVALENTS

          Cash equivalents consist of certificates of deposit. At June 30, 2004, $54,163 of the cash equivalent balance is pledged as security in lieu of posting oil and gas performance bonds in the state of Wyoming. The funds are restricted as to their use and cannot be accessed by the Company without the written release by the appropriate jurisdictional authority. For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

          Depreciation and depletion of capitalized oil and gas properties is computed on the units-of-production method by individual fields as the related proved reserves are produced. See also note (2).

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

                              KESTREL ENERGY INC.

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2004 AND 2003

          Proved oil and gas properties are assessed for impairment on a well by well basis or a field-by-field basis where unitized. If the net capitalized costs of proved properties exceeds the estimated undiscounted future net cash flows from the property, a provision for impairment is recorded to reduce the carrying value of the property to its estimated fair value. The Company recorded no impairment for its proved oil and gas properties for the year ended June 30, 2004 and $903,214 for the year ended June 30, 2003.

     (e)  GAS BALANCING

          The Company uses the sales method of accounting for gas balancing of gas production, and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.

          As of June 30, 2004, the Company's gas production is in balance.

     (f)  INCOME TAXES

          The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date.

     (g)  STOCK-BASED COMPENSATION

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), effective for fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. SFAS 123 allows an entity to continue to measure compensation costs for these plans using the intrinsic value based method of accounting as prescribed in Accounting Pronouncement Bulletin Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to account for its employee stock compensation plans as prescribed under APB 25. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS 123, the Company's net income
          (loss) and income (loss) per share would have been increased to the pro forma amounts indicated below:

                              KESTREL ENERGY INC.

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2004 AND 2003

                                                                         Years ended June 30,
                                                                  ---------------------------------
                                                                      2004                2003
                                                                  -------------      --------------
         Net earnings (loss):
                                             As reported           $  60,977          $ (2,335,980)
                                             Pro forma                57,778            (2,341,995)

         Basic Earnings per share:
                                             As reported                 .01                  (.25)
                                             Pro forma                   .01                  (.25)
         Diluted Earnings per share:
                                             As reported                 .01                  (.25)
                                             Pro forma                   .01                  (.25)

     (h)  NET EARNINGS (LOSS) PER SHARE

          Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements.

          At June 30, 2003, all outstanding options and warrants were excluded from the computation of diluted loss per share for the years then ended, as the effect of the assumed exercises of these options was antidilutive.

          The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share for 2004:

                                                 2004
                                 --------------------------------------
                                                              Per Share
                                  Net Income      Shares        Amount
                                 ------------  -------------  ---------
             Basic earnings per
             share:

             Net income and      $    60,977       9,802,777   $     .01
             share amounts

             Dilutive
             securities
             Stock options                             6,479
                                 ------------   -------------  ---------

             Diluted earnings
             per share

                                 ------------   -------------  ---------
             Net income and      $    60,977       9,809,256   $     .01
             assumed share
             conversion

                              KESTREL ENERGY INC.

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2004 AND 2003


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

     (k)  FAIR VALUE

          The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

     (l)  CONCENTRATION OF CREDIT RISK

          Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. The Company maintains cash accounts at three financial institutions. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. The Company believes that credit risk associated with cash is remote. The Company is exposed to credit risk in the event of nonpayment by counter parties, a significant portion of which are concentrated in energy related industries. The creditworthiness of customers and other counter parties is subject to continuing review.

     (m)  RECENT ACCOUNTING PRONOUNCEMENTS

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

          In December 2003, the FASB issued a revised Interpretation No 46, "Consolidation of Variable Interest Entities." The interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain types of entities. The Company does not expect the adoption of this interpretation to have any impact on its financial statements.

     (o)  RECLASSIFICATION

          Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 financial statement presentation.

     (p)  SEGMENT REPORTING

          The Company follows SFAS 131, "Disclosure about Segments of an Enterprise and Related Information", which amended the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as

                              KESTREL ENERGY INC.

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2004 AND 2003

          defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company operates in one segment, oil and gas producing activities.

     (q)  COMPREHENSIVE INCOME

          The Company adopted SFAS 130, "Reporting Comprehensive Income". SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosures of certain financial information that historically has not been recognized in the calculation of net income. There is no component of comprehensive income reported for years ended June 30, 2003 or June 30, 2004.

     (r)  ALLOWANCE FOR BAD DEBTS

          The Company considers accounts receivable to be fully collectible as recorded as of June 30, 2004, therefore, no allowance for doubtful accounts is required. The Company reviews the credit worthiness and historical collection of accounts receivable in assessing whether an allowance for doubtful accounts is required.

(2)  ASSET RETIREMENT OBLIGATIONS

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

     Asset retirement obligations as of July 1, 2003              $ 216,009
       Liabilities incurred                                          13,791
       Liabilities settled                                               --
       Revision to estimate (included in depreciation,
         depletion and amortization)                                (52,674)
                                                                   --------
     Asset retirement obligations as of June 30, 2004             $ 177,126
                                                                   ========

                              KESTREL ENERGY INC.

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2004 AND 2003

(3)  NOTES PAYABLE

     On February 14, 2002, the Company borrowed $97,940 from Victoria Petroleum N.L. ("VP") and $255,382 from Lakes Oil N.L. ("Lakes") due May 15, 2002 with interest at 8%. The loans were secured by shares of VP and seismic data owned by the Company. As of June 30, 2002, an aggregate $294,953 had been repaid and VP assumed the balance due to Lakes of $58,369. On May 13, 2002, VP advanced an additional $350,000 to the Company with interest at 7.5%. The loan of $350,000 was assigned to an unrelated company and subsequent converted, including interest of $10,500, to 515,000 shares of the Company's common stock (See Note 6b).

     On August 6, 2002, the Company borrowed $500,000 from Samson Exploration N.L. ("Samson"), due December 4, 2002, or at any other date agreed to by the parties, with interest at 10%. The Company agreed to pay $50,000 as a financing fee to Samson. Proceeds from the loan were used to repay the Company's outstanding balance on its line of credit to Wells Fargo. On February 4, 2003, the Company repaid Samson in full, including all accrued interest and fees, with $327,143.15 in cash and the transfer of the Company's remaining 25,000,000 shares of Victoria Petroleum N.L. common stock, valued at $247,349.

     On January 24, 2003, the Company borrowed $400,000 from R&M Oil and Gas, Ltd. ("R&M"), of which Timothy L. Hoops, one of the Company's directors and its President and CEO, is a partner. That loan is due on January 31, 2005, bears interest at 12.5% per annum and is secured by the Company's oil and gas interests in Grady County, Oklahoma. In the event of a default under the terms of the R&M loan, and the sale of the collateral securing the loan, the Company would receive any remaining proceeds after payment to R&M of its expenses in connection with such sale(s) and any indebtedness due and payable to R&M under the loan. The proceeds from the R&M loan were used to retire the outstanding debt to Samson Exploration N.L. at that time and reduce the Company's accounts payable position. The R&M loan was approved unanimously by the Board of Directors with Mr. Hoops abstaining.

     On May 5, 2003, the Company entered into a Line of Credit Agreement with Barry D. Lasker, the Company's former President and CEO, for a maximum loan to the Company of $200,000. Under the terms of the agreement all outstanding amounts were due on May 4, 2005 and bore interest at 10% per annum. The initial proceeds of the loan consisted of $40,000 cash and the conversion to debt of approximately $152,000 of unpaid wages and unreimbursed business expenses owed to Mr. Lasker by the Company. The Lasker loan was secured by the Company's oil and gas interests in Campbell County, Wyoming. In the event of a default under the terms of the Lasker loan, and the sale of the collateral securing the loan, the Company would receive any remaining proceeds after payment to Mr. Lasker of his expenses in connection with such sale(s) and the indebtedness due and payable to him under the loan. On February 5, 2004, Mr. Lasker assigned the $200,000 Lasker Loan to Samson Exploration N.L. (a related party) and Mr. Lasker was paid off in full. The terms and conditions of the Samson loan are a continuance of the terms and conditions of the Lasker loan, except for the deletion of a provision providing for acceleration upon termination of Mr. Lasker's employment by the Company.

     On June 8, 2004, the Company borrowed $50,000 from VP with an 8% interest rate which is to be paid on repayment of the loan. This is an unsecured loan due on demand.

(4)  STOCKHOLDERS' EQUITY

     (a)  PREFERRED STOCK

          The Company is authorized to issue up to 1 million shares of $1 par value preferred stock, the rights and preferences of which are to be determined by the Board of Directors at or prior to the time of issuance.

                              KESTREL ENERGY INC.

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2004 AND 2003

     (b)  COMMON STOCK

          In June 2003, the Company completed a private placement of 335,000 units at a price of $1.00 per unit. Each unit consisted of two common shares and one common share purchase warrant. Each of the common share purchase warrants sold in that offering entitled the holder to acquire an additional common share of the Company at a price of $0.50 on or before June 18, 2004. The net proceeds of approximately $335,000 were used for payment of the Chadron prospect fee and for 50% of the costs to drill the Sellman-1X exploration well, located in Dawes County, Nebraska. In June 2004, the warrants associated with this placement were exercised and the Company received proceeds of $167,500.

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

          During fiscal 2004 and 2003, the Board of Directors granted options to purchase shares of common stock to the Company's Compensation Committee pursuant to the Plan. The exercise prices of the options are $.32 to $.33 per share for 2004 and 2003, respectively. The options granted are exercisable upon issuance.

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

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2004 and 2003 respectively: no dividend yield for all years; expected volatility of 232% and 97%; weighted average risk-free interest rates of 4.25% and 4.375%; and expected lives of ten years.

                              KESTREL ENERGY INC.

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2004 AND 2003

          A summary of the status of the Company's fixed stock options plan as of June 30, 2004 and 2003, and changes during the years then ended is presented below:

                                                          2004                2003
                                                  ------------------   ------------------
                                                             Weighted             Weighted
                                                             average              average
                                                             exercise             exercise
                 Fixed options                      Shares    price     Shares     price
                                                   --------  --------  ---------  --------

          Outstanding  at beginning of year       1,607,984     1.40    1,693,96   $  1.39
          Granted                                    10,000      .32      10,000       .33
          Exercised                                      --                   --        --
          Cancelled                                      --                   --        --
          Expired                                   105,133     2.19      95,980      1.13
                                                   --------  -------   ---------   -------

          Outstanding at end of year              1,512,851     1.34    1,607,98   $  1.40
                                                  =========            ========

          Options  exercisable at year end        1,512,851            1,607,984
          Weighted average fair value
            of options granted during the year   $      .32           $      .30
            the year
          Weighted average remaining
          contractual life                             5.03                  5.6


(5)  INCOME TAXES

     At June 30, 2004 and 2003, the Company's significant deferred tax assets and liabilities are as follows:

                                                       2004      2003
                                                    ---------------------
      Deferred tax assets:
         Net operating loss carry-forwards        $ 5,094,000      4,060,000
         Depletion carry forwards                     273,000        282,000
         Oil and gas properties, principally
           due to differences                              --       603,000
                                                   -------------------------
                                                    5,367,000      4,945,000
      Deferred liabilities:
         Oil and gas properties, principally
           due to differences                        (537,000)      (569,000)
                                                   -------------------------
                                                     (537,000)      (569,000)
                                                   -------------------------
      Valuation allowance                          (4,830,000)    (4,376,000)
                                                   -------------------------
         Net deferred tax assets                  $        --    $        --
                                                   =========================

     The valuation allowance for deferred tax assets as of June 30, 2004 was $4,830,000. The net change in the valuation allowance for the year ended June 30, 2004 was an increase of $454,000.

     At June 30, 2004, the Company had net operating loss carry-forwards of approximately $13,240,000. The utilization of approximately $178,000 of these carryforwards are limited to an estimated $80,000 annually. Of the balance of the loss carryforwards, $13,062,000 is available to offset future taxable income of the Company. If not utilized, the tax net operating losses will expire during the period from 2004 through 2024.

                              KESTREL ENERGY INC.

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2004 AND 2003

     Income tax expense is different from amounts computed by applying the statutory federal income tax rate due primarily to the change in valuation allowance for net deferred tax assets and the expiration of tax carry-forwards.

(6)  LEASE COMMITMENTS

     The Company has non-cancelable operating leases, primarily for rent of office facilities that expire over the next five years. Rental expense for operating leases was $45,181and $72,980 for the years ended June 30, 2004 and 2003, respectively. The Company's executive offices are located at 1726 Cole Blvd., Suite 210, Lakewood, Colorado 80401, which is comprised of approximately 2,358 square feet, at an initial annual rate of $16.50 per square foot escalating to $17.50 per square foot over the life of the lease.

     Future minimum rental commitments under non-cancelable operating leases as of June 30, 2004 are as follows:

                     Fiscal year:
                       2005                        $     39,988
                       2006                              41,167
                       2007                               3,439
                                                    -----------
                                                   $     84,594
                                                    ===========

    The Company has a commitment to pay delay rentals for June 30, 2005 of approximately $75,000 for the right to explore those properties.

(7) DISCLOSURES ABOUT CAPITALIZED COSTS, COSTS INCURRED AND MAJOR CUSTOMERS

     Capitalized costs related to oil and gas producing activities at June 30, 2004 and 2003, are as follows:

                                                    June 30,
                                             2004            2003

      Unproved - Domestic               $    260,355    $    215,892
      Proved                              11,081,664      10,918,017
                                         -----------     -----------

                                          11,342,019      11,133,909

      Accumulated depletion and
       impairment                         (9,549,716)     (9,420,570)
                                         -----------     -----------

                                        $  1,792,303    $  1,713,339
                                         ===========     ===========


     Costs incurred in oil and gas producing activities for the years ended June 30, 2004 and 2003 were approximately as follows:

                                            2004             2003
                                        ------------    ------------

      Unproved property acquisition
        costs                           $     44,463         335,000
      Proved property acquisition costs           --              --
      Development costs                      149,855          83,162
      Exploration costs                      103,642          63,677

                              KESTREL ENERGY INC.

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2004 AND 2003

     During fiscal 2004, the Company had three major customers. Sales to those customers accounted for approximately 33%, 19% and 18% of fiscal 2004 oil and gas sales. The Company does not believe that it is dependent on a single customer. The Company has the option at most properties to change purchasers if conditions so warrant. During fiscal 2003, the Company had three major customers. Sales to these customers accounted for approximately 27%, 11% and 11% of fiscal 2003 oil and gas sales.

     During fiscal 2004, the Company spent approximately $58,000 converting proved undeveloped reserves at Hilight field (8 wells) into proved producing reserves. During fiscal 2003, the Company spent approximately $41,500 converting proved undeveloped reserves at Hilight field into proved producing reserves.

(8) INFORMATION REGARDING PROVED OIL AND GAS RESERVES (UNAUDITED)

     The information presented below regarding the Company's oil and gas reserves were prepared by the Company's independent petroleum engineering consultants, Sproule & Associates, Inc. All reserves are located within the continental United States.

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

     Estimated net quantities of proved developed and undeveloped reserves of oil and gas for the years ended June 30, 2004 and 2003, are as follows:

                              KESTREL ENERGY INC.

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2004 AND 2003

                                        2004                     2003
                                ---------------------   ----------------------
                                  Oil          Gas         Oil          Gas
                                 (BBLS)       (MCF)       (BBLS)       (MCF)
                                --------   ----------   ---------   ----------

     Beginning of year           310,700    4,758,700     273,000   12,069,000
     Revisions of previous
       quantity estimates         76,300       77,600      43,000   (7,274,300)
     Extensions, discoveries
       and improved recovery          --      161,000      11,800      231,100
     Sales of reserves in place       --           --          --           --
     Production                  (19,300)    (255,400)    (17,100)    (267,100)
                                --------   ----------   ---------   ----------

     End of year                 367,700    4,741,900     310,700    4,758,700
                                ========   ==========   =========   ==========

     Proved developed
     reserves - end of year      289,000    2,264,600     232,100    2,351,200
                                ========   ==========   =========   ==========

     STANDARDIZED MEASURE OF DISCOUNTED FUTURE
     NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

     Future net cash flows presented below are computed using year-end prices and costs. Future corporate overhead expenses and interest expense have not been included.

                                                   2004           2003
                                             ------------- -------------

    Future cash inflows                      $ 41,365,000   $ 33,352,000
    Future costs:
      Production                               (8,796,000)   (10,295,000)
      Development                              (1,509,000)    (1,390,000)
                                              -----------    -----------

    Future net cash flows                      31,060,000     21,667,000

    10% discount factor                       (17,001,000)   (11,070,000)
                                              -----------    -----------
       Standardized measure of discounted
         future net cash flows               $ 14,059,000   $ 10,597,000
                                              ===========    ===========

     To achieve the 2005 future cash inflows reported, the capital expenditure of approximately $0.67 mm in fiscal 2005, $0.73 mm in fiscal 2006 and $0.11 mm in fiscal 2007 will be required to develop existing proved undeveloped reserves. The capital expenditure of approximately $0.67mm in fiscal 2005 will be required to develop existing proved developed non-producing reserves.

     The principal sources of changes in the standardized measure of discounted future net cash flows during the years ended June 30, 2004 and 2003, are as follows:
                                      F-18

                              KESTREL ENERGY INC.

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2004 AND 2003

                                                             2004            2003
                                                        ------------    ------------

    Beginning of year                                   $ 10,597,000    $  8,898,000
    Sales of oil and gas produced during the
      period, net of production costs                       (913,000)       (629,000)
    Net change in prices and production costs                     --      12,766,000
    Changes in estimated future development costs           (119,000)      2,910,000
    Extensions, discoveries and improved recovery            498,000         628,000
    Revisions of previous quantity estimates and other     3,032,700     (14,866,000)
    Sales of reserves in place                                    --              --
    Purchase of reserves in place                                 --              --
    Accretion of discount                                    963,400         890,000
                                                         -----------     -----------

    End of year                                         $ 14,059,000    $ 10,597,000
                                                         ===========     ===========


     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves were prepared in accordance with the provisions of SFAS 69. Future cash inflows were computed by applying current prices at year-end to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions. Future income tax expenses are calculated by applying appropriate year-end tax rates to future pretax net cash flows relating to proved oil and gas reserves, less the tax basis of properties involved and tax credits and loss carry-forwards relating to oil and gas producing activities. Future net cash flows are discounted at a rate of 10% annually to derive the standardized measure of discounted future net cash flows. This calculation procedure does not necessarily result in an estimate of the fair market value or the present value of the Company's oil and gas properties.

     The complete definition of proved oil and gas reserves appears at Regulation S-X 4-10(a)(2), 17 CFR 210.4-10(a)(2). The complete definition of proved developed oil and gas reserves appears at Regulation S-X 4-10(a)(3), 17 CFR 210.4-10(a)(3). The complete definition of proved undeveloped reserves appears at Regulation S-X 4-10(a)(4), 17 CFR 210.4-10(a)(4).