Form 10QSB
period 2004-09-30
KESTREL ENERGY INC
filed 2004-11-15
CIK 312842

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                     For the period ended September 30, 2004
                                          -------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934
     For the transition period from _______________ to _______________


                         Commission File Number: 0-9261
                                                 ------

                              KESTREL ENERGY, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

           COLORADO                                   84-0772451
---------------------------------        ------------------------------------
(State of other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

   1726 Cole Boulevard, Suite 210                        80401
-----------------------------------      -----------------------------------
(Address of principal executive offices)              (Zip Code)

                                 (303)295-0344
                              ---------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [X] Yes         [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   The number of shares outstanding of common stock, as of September 30, 2004:
   10,133,200
   -----------

                              KESTREL ENERGY, INC.

                     INDEX TO UNAUDITED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
PART I.     FINANCIAL INFORMATION

    Item 1. Financial Statements
    ------
            Balance Sheets as of September 30, 2004 (Unaudited)
            and June 30, 2004                                                  3

            Statements of Operations for the Three Months Ended
            September 30, 2004 and 2003 (Unaudited)                            4

            Statements of Cash Flows for the Three Months Ended
            September 30, 2004 and 2003 (Unaudited)                            5

            Notes to Financial Statements                                      6

    Item 2. Management's Discussion and Analysis of Financial Condition
    ------  and Results of Operations                                          7

            Critical Accounting Policies and Estimates                         9

    Item 3. Controls and Procedures                                            9
    ------

PART II.    OTHER INFORMATION

    Item 1. Legal Proceedings                                                 10
    ------

    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       10
    ------

    Item 3. Defaults Upon Senior Securities                                   10
    ------

    Item 4. Submission of Matters to a Vote of Security Holders               10
    ------

    Item 5. Other Information                                                 10
    ------

    Item 6. Exhibits                                                          10
    ------

    Signatures                                                                11

    Certification                                                             12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

KESTREL ENERGY, INC.
BALANCE SHEETS AS OF SEPTEMBER 30, 2004 AND JUNE 30, 2004

                                                  September 30,       June 30,
ASSETS                                                2004              2004
------------------------------------------      ---------------   --------------
CURRENT ASSETS:                                   (Unaudited)
  Cash and cash equivalents                     $    146,161      $    162,507
  Accounts receivable                                412,076           366,278
  Other assets                                        31,862            12,171
                                                ---------------   --------------
      Total current assets                           590,099           540,956
                                                ---------------   --------------

PROPERTY AND EQUIPMENT, AT COST:
  Oil and gas properties, successful efforts
   method of accounting:
      Unproved                                       260,355           260,355
      Proved                                      11,104,070        11,081,664
  Pipeline and facilities                            807,851           807,851
  Furniture and equipment                             62,665            54,207
                                                ---------------   --------------
                                                  12,234,941        12,204,077
  Accumulated depreciation and depletion          (9,795,430)       (9,754,427)
                                                ---------------   --------------
      Net property and equipment                   2,439,511         2,449,650
                                                ---------------   --------------

                                                $  3,029,610      $  2,990,606
                                                ===============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable-related party                   $     50,000      $    650,000
  Accounts payable-trade                             189,413           245,198
  Accrued Liabilities                                117,042            85,582
                                                ---------------   --------------
      Total current liabilities                      356,455           980,780
                                                ---------------   --------------

LONG-TERM LIABILITIES:
  Notes payable-related party                   $    600,000      $         --
  Asset retirement obligation                        178,910           177,126
                                                ---------------   --------------
      Total long-term liabilities                    778,910           177,126
                                                ---------------   --------------

  Total Liabilities                                1,135,365         1,157,906
                                                ---------------   --------------

STOCKHOLDERS' EQUITY:
  Preferred Stock, $1 par value;
   1,000,000 shares authorized, none issued               --                --
  Common Stock, no par value; 20,000,000 shares
   authorized, 10,133,200 issued and outstanding
   at September 30, 2004 and June 30, 2004        20,562,085        20,562,085
   Accumulated (deficit)                         (18,667,840)      (18,729,385)
                                                ---------------   --------------
      Total stockholders' equity                   1,894,245         1,832,700
                                                ---------------   --------------

                                                $  3,029,610      $  2,990,606
                                                ===============   ==============


               See accompanying notes to financial statements.

KESTREL ENERGY, INC.
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2004 AND 2003
(Unaudited)


REVENUE:
  Oil and gas sales                             $    492,110      $    347,510
                                                 -----------      ------------

COSTS AND EXPENSES:
  Lease operating Expenses                           191,532           148,898
  Exploration expenses                                24,613            12,767
  Depreciation and depletion                          42,789            47,079
  General and administrative                         170,599           210,384
                                                ------------      -------------

      TOTAL COSTS AND EXPENSES                       429,533           419,128
                                                -------------     ------------

OTHER INCOME (EXPENSE)
  Interest income                                        556               613
  Interest expense                                   (18,594)          (17,734)
  Other, net                                          17,006            21,941
                                                ------------      -------------

      Total other income (expense)                    (1,032)            4,820
                                                ------------      -------------

INCOME (LOSS) BEFORE INCOME TAXES                     61,545           (66,798)
                                                ------------      -------------

Provision for income tax                              12,309               --
                                                ------------      -------------

Tax benefit of net operating loss carryforward       (12,309)              --
                                                ------------      -------------

NET INCOME (LOSS)                               $     61,545      $    (66,798)
                                                ============      =============

Basic earnings per share                        $       0.01      $      (0.01)
                                                =============     =============

Diluted earnings per share                      $       0.01      $      (0.01)
                                                =============     =============

Basic weighted average number of common           10,133,200         9,798,400
   shares outstanding                           ============      =============


Diluted weighted average number of common         10,151,216         9,798,400
   shares outstanding                           ============      =============



               See accompanying notes to financial statements.

KESTREL ENERGY, INC.
STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2004 AND 2003
(Unaudited)

                                                      2004              2003
                                                --------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                               $     61,545      $    (66,798)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and depletion                            42,789            47,079
Other                                                      -             1,584
(Increase) decrease in accounts receivable           (45,798)          111,449
(Increase) decrease in other current assets          (19,691)           10,295
Increase (decrease) in accounts payable              (55,785)         (116,213)
Increase (decrease) in accrued liabilities            31,460            12,178
                                                ---------------   ------------

      Net cash (used in) provided by
        operating activities                          14,520             (426)
                                                ---------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures/acquisition of properties       (30,866)          (67,160)
                                                ---------------   ------------

      Net cash (used in) investing activities        (30,866)          (67,160)
                                                ---------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of debt-related                60,000                --
Repayments of borrowings-related                     (60,000)               --
                                                ---------------   ------------

      Net cash (used in) financing activities             --                --
                                                ---------------   ------------

Net increase (decrease) in cash and cash
  equivalents                                        (16,346)          (67,586)

Cash and cash equivalents at the beginning
  of the period                                      162,507           128,604
                                                ---------------   ------------
Cash and cash equivalents at the end
 of the period                                    $  146,161      $     61,018
                                                ===============   ============

Cash paid for interest                            $   17,632      $     17,734
                                                ===============   ============


               See accompanying notes to financial statements.

KESTREL ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation

      These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.

      In the opinion of management, the accompanying interim unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of September 30, 2004, the results of operations for the periods shown in the statements of operations, and the cash flows for the periods shown in the statements of cash flows. All adjustments made are of a normal recurring nature.

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

      The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate. Changes in asset retirement obligations during the year were:

      Asset retirement obligations as of July 1, 2004              $  177,126
          Liabilities incurred                                          --
          Liabilities settled                                           --
          Accretion expense (included in depreciation, depletion        1,784
          and amortization)                                           -------

      Asset retirement obligations as of September 30, 2004        $  178,910
                                                                     ========

4.   Notes Payable

     On January 24, 2003, the Company borrowed $400,000 from R&M Oil and Gas, Ltd., ("R&M") of which Timothy L. Hoops, one of the Company's directors and its President and CEO, is a partner. That loan is due on January 31, 2005, bears interest at 12.5% per annum and is secured by the Company's oil and gas interests in Grady County, Oklahoma. In the event of a default under the terms of the R&M loan, and the sale of the collateral securing the loan, the Company would receive any remaining proceeds after payment to R&M of its expenses in connection with such sale(s) and any indebtedness due and payable to R&M under the loan. The proceeds from the R&M loan were used to retire the outstanding debt to Samson Exploration N.L. at that time and reduce the Company's accounts payable position. The R&M loan was approved unanimously by the Board of Directors with Mr. Hoops abstaining. On
     October 13, 2004, the R&M loan was extended to January 31, 2007 under the same terms and conditions.

     On May 5, 2003, the Company entered into a Line of Credit Agreement with Barry D. Lasker, the Company's former President and CEO, for a maximum loan to the Company of $200,000. Under the terms of the agreement all outstanding amounts were due on May 4, 2005 and bore interest at 10% per annum. The initial proceeds of the loan consisted of $40,000 cash and the conversion to debt of approximately $152,000 of unpaid wages and unreimbursed business expenses owed to Mr. Lasker by the Company. The Lasker loan was secured by the Company's oil and gas interests in Campbell County, Wyoming. In the event of a default under the terms of the Lasker loan, and the sale of the collateral securing the loan, the Company would receive any remaining proceeds after payment to Mr. Lasker of his expenses in connection with such sale(s) and the indebtedness due and payable to him under the loan. On February 5, 2004, Mr. Lasker assigned the $200,000 Lasker Loan to Samson Exploration N.L. (a related party) and Mr. Lasker was paid off in full. The terms and conditions of the Samson loan are a continuance of the terms and conditions of the Lasker loan, except for the deletion of a provision providing for acceleration upon termination of Mr. Lasker's employment by the Company. The Samson loan, originally due on May 4, 2005, has been extended until May 4, 2006 also under the same terms and conditions.

     On June 8, 2004, the Company borrowed $50,000 from VP with an 8% interest rate which is to be paid on repayment of the loan. This is an unsecured loan due on demand. On July 13, the Company borrowed $60,000 from VP with an 8% interest rate. This loan was repaid in full on August 31, 2004, including all accrued interest with a total of $60,753.79 cash.

ITEM 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation.

                                    OVERVIEW

During the quarter the Company has continued its drive to cut costs and maximize revenues. We are pleased to show continued improvement in our bottom line and we can now look to the future with a sound asset base and positive cash flow to pursue additional growth opportunities. In addition, the development of our Hilight coalbed methane (CBM) play in Campbell County, Wyoming has continued to provide us with a steady increase in reserves.

 This report contains forward-looking statements. We use words such as "anticipate", "believe", "expect", "future", "may", "will", "should", "plan", "intend", and similar expressions to identify forward-looking statements. These statements are based on our beliefs and the assurances we made using information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Our actual results could differ materially from the results discussed in the forward-looking statements. Some, but not all, of the factors that may cause these differences include those discussed in the risk factors in the Company's report on Form 10-KSB for the fiscal year ended June 30, 2004. You should not place undue reliance on these forward-looking statements. You should also remember that these statements are made only as of the date of this report and future events may cause them to be less likely to prove to be true.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, the Company had net working capital of $233,644. This compares to the Company's working capital deficit of $439,824 as of June 30, 2004. The increase in working capital of $673,468 was primarily the result of the extensions of the loans from R&M Oil & Gas, Ltd. ("R&M") and Samson Exploration N.L. ("Samson") returning them to the status of long-term loans. The R&M loan was originally due on January 31, 2005 and has been extended to January 31, 2007 under the same terms and conditions. The Samson loan, originally due on May 4, 2005, has been extended until May 4, 2006 also under the same terms and conditions

Net cash provided by operating activities was $14,520 for the three months ended September 30, 2004, an increase in provided cash of $14,946 over cash used in operations of $426 for the same period in 2003. Accounts receivable increased $45,798, or 13%, to $412,076 during the period. The increase in accounts receivable was attributable to an increase in Joint Interest Billing receivables. Accounts payable decreased $55,785, or 23%, to $189,413 during the period versus a decrease of $116,213, or 27%, during the same period a year ago. Accrued liabilities increased $31,460, or 38%, to $117,042 during the period versus an increase of $12,178 for the period ended September 30, 2003.

Net cash used by investing activities was $30,866 for the quarter ended September 30, 2004, versus cash used of $67,160 for the same period in 2003.

No cash was used by financing activities for the three-months ended September 30, 2003, or 2004.

                              RESULTS OF OPERATIONS

First Quarter Results

The Company reported net income of $61,545, or 1 cent per share, for the three-month period ended September 30, 2004. This compares with a loss of $66,798, or 1 cent per share, for the same period a year ago. The net income in the current period is a result of higher oil and gas sales and lower general and administrative expenses for the three months ended September 30, 2004 as compared to the same period last year.

The Company's revenues for the three months ended September 30, 2004 were $492,110 compared to $347,510 during the same period of 2003, an increase of $144,600, or 42%. The increase in oil and gas revenues is attributable to higher production in several new wells put in place near the end of fiscal year 2004 in the Hilight CBM wells located in Campbell Co., Wyoming. Higher production levels were also attained in the Green River Basin due to better production techniques.

The Company's total expenses increased $10,405, or 2%, to $429,533 as compared to $419,128 a year ago. The increase in overall expenses is primarily attributable to higher lease operating expense and exploration expense offset by lower general and administrative expense as discussed below. Production and operating expenses increased $42,634, or 29%, to $191,532 versus $148,898 for the same period a year ago. The increase in production and operating expenses was largely due to higher revenues that translated into higher tax costs and higher production costs at the Company's Hilight CBM field due to a larger number of producing wells.

No dry holes, abandoned and impaired properties expense was recorded for the three months ended September 30, 2003, or 2004.

Exploration expenses increased $11,846, or 93%, to $24,613 from $12,767 a year ago. The increase in exploration expense reflects the Company's interest in continued development at core properties.

General and administrative costs decreased $39,785, or 19%, to $170,599 as compared to $210,384 for the same period a year ago. The decrease in expenses, though not attributable to any particular expense item, is representative of the Company's ongoing program to lower expenses.

Interest expense increased $860 to $18,594 from $17,734 a year ago. The increase interest is attributable to short-term borrowings of approximately $110,000 from Victoria Petroleum N.L.

Total other income (expense) items decreased $4,935, or 22%, to $17,006 versus income of $21,941 for the same period a year ago.

                  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company believes the following critical accounting policies affect our most significant judgments and estimates used in the preparation of our Financial Statements.

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

Proved oil and gas properties are assessed for impairment on a well-by-well basis or a field-by-field basis where unitized. If the net capitalized costs of proved properties exceeds the estimated undiscounted future net cash flows from the property, a provision for impairment is recorded to reduce the carrying value of the property to its estimated fair value.

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

Asset retirement obligations

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

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
                  None

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
                  Not applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
                  Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  Not applicable

ITEM 5.     OTHER INFORMATION
                  Not applicable

ITEM 6.     EXHIBITS

         Exhibit No.    Description
         -----------    -----------

           10.1         Loan Agreement with Victoria Petroleum N.L. dated
                        June 8, 2004

           10.2         Allonge to Promissory Note to R&M Oil and Gas, Ltd.
                        dated October 13, 2004

           10.3         Allonge to Promissory Not to Samson Exploration N.L.
                        dated October 29, 2004

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



                                          KESTREL ENERGY, INC.
                                          ------------------------------------
                                          (Registrant)


Date: November 15, 2004                   /s/TIMOTHY L. HOOPS
      ----------------------              ------------------------------------
                                           Timothy L. Hoops
                                           President, Chief Executive Officer
                                           and Principal Financial Officer