Form 10QSB
period 2004-12-31
KESTREL ENERGY INC
filed 2005-02-14
CIK 312842

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the period ended December 31, 2004
                                          -----------------

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from          to
                                    --------    -----------------

                         Commission File Number: 0-9261
                                                 ------

                              KESTREL ENERGY, INC.
             (Exact name of registrant as specified in its charter)

          Colorado                                        84-0772451
----------------------------                ------------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

         1726 Cole Blvd., Ste. 210                         80401
----------------------------------------                -------------
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


                               [X]  Yes    [ ]  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                The number of shares outstanding of common stock,
                      as of December 31, 2004: 10,133,200
                                               ----------

                              KESTREL ENERGY, INC.

                     INDEX TO UNAUDITED FINANCIAL STATEMENTS

                                                                                          Page

PART I.     FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Balance Sheets as of December 31, 2004 unaudited, and June 30, 2004            3

             Statements of Operations for the Three Month and Six Months
             Ended December 31, 2004 and 2003, unaudited                                    4

             Statements of Cash Flows for the Six Months Ended
             December 31, 2004 and 2003, unaudited                                          5

             Notes to Financial Statements, unaudited                                     6-7

    Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                        7-9

             Critical Accounting Policies and Estimates                                  9-10

    Item 3.  Controls and Procedures                                                       10

PART II.    OTHER INFORMATION

    Item 1.  Legal Proceedings                                                             10

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                   10

    Item 3.  Defaults Upon Senior Securities                                               10

    Item 4.  Submission of Matters to a Vote of Security Holders                           10

    Item 5.  Other Information                                                             10

    Item 6.  Exhibits                                                                      10

    Signatures                                                                             11

    Certification                                                                       12-13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                              KESTREL ENERGY, INC.
            BALANCE SHEETS as of december 31, 2004 and June 30, 2004

                                                                 December 31,        June 30,
                                                                     2004              2004
                                                                 ------------      ------------
                                                                  (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                     $    236,999      $    162,507
   Accounts receivable                                                340,619           366,278
   Other assets                                                        27,739            12,171
                                                                 ------------      ------------
         Total current assets                                         605,357           540,956
                                                                 ------------      ------------

PROPERTY AND EQUIPMENT, AT COST:
   Oil and gas properties, successful efforts method
     of accounting:
         Unproved                                                     260,355           260,355
         Proved                                                    11,167,415        11,081,664
   Pipeline and facilities                                            807,851           807,851
   Furniture and equipment                                             64,612            54,207
                                                                 ------------      ------------
                                                                   12,300,233        12,204,077
   Accumulated depreciation and depletion                          (9,838,895)       (9,754,427)
                                                                 ------------      ------------
         Net property and equipment                                 2,461,338         2,449,650
                                                                 ------------      ------------

                                                                 $  3,066,695      $  2,990,606
                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Note payable-related party                                 $     50,000      $    650,000
      Accounts payable-trade                                          209,575           245,198
     Accrued liabilities                                               86,238            85,582
                                                                 ------------      ------------
                  Total current liabilities                           345,813           980,780
                                                                 ------------      ------------

LONG-TERM LIABILITIES:
     Notes payable-related party                                 $    600,000      $         --
     Asset retirement obligation                                      180,696           177,126
                                                                 ------------      ------------
                  Total long-term liabilities                         780,696           177,126

     Total Liabilities                                              1,126,509         1,157,906
                                                                 ------------      ------------

STOCKHOLDERS' EQUITY:
   Preferred Stock, $1 par value;
     1,000,000 shares authorized, none issued                              --                --
   Common Stock, no par value; 20,000,000 shares authorized,
     10,133,200 issued and outstanding at
     December 31, 2004 and June 30, 2004                           20,562,085        20,562,085
     Accumulated (deficit)                                        (18,621,899)      (18,729,385)
                                                                 ------------      ------------
         Total stockholders' equity                                 1,940,186         1,832,700
                                                                 ------------      ------------

                                                                 $  3,066,695      $  2,990,606
                                                                 ============      ============

                 See accompanying notes to financial statements.

                              KESTREL ENERGY, INC.
          STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS
                        ENDED December 31, 2004 and 2003
                                  (Unaudited)

                                                         Three months ended                   Six months ended
                                                             December 31,                        December 31,
                                                        2004              2003             2004              2003
                                                   ------------      ------------      ------------      ------------
REVENUE:
  Oil and gas sales                                $    499,854      $    391,938      $    991,964      $    739,447

COSTS AND EXPENSES:
  Lease operating Expenses                              235,297           221,507           420,227           370,406
  Dry holes, abandoned and impaired properties               --            52,438                --            52,438
  Exploration expenses                                   11,664             1,155            42,879            13,922
  Depreciation and depletion                             45,251            50,371            88,040            97,450
  General and administrative                            157,603           166,746           328,200           377,130
                                                   ------------      ------------      ------------      ------------

        TOTAL COSTS AND EXPENSES                        449,815           492,217           879,346           911,346
                                                   ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE):

  Interest income                                            39                --               594               614
  Interest expense                                      (19,394)          (17,802)          (37,988)          (35,535)
  Other, net                                             15,257            63,477            32,262            85,418
                                                   ------------      ------------      ------------      ------------

         Total other income (expense)                    (4,098)           45,675            (5,132)           50,497
                                                   ------------      ------------      ------------      ------------

   INCOME (LOSS) BEFORE INCOME TAXES               $     45,940      $    (54,604)     $    107,486      $   (121,402)
                                                   ------------      ------------      ------------      ------------

Provision for income tax                                 20,213                --            47,293                --
                                                   ------------      ------------      ------------      ------------

Tax benefit of net operating loss carryforward          (20,213)               --           (47,293)               --
                                                   ------------      ------------      ------------      ------------

NET INCOME (LOSS)                                  $     45,940      $    (54,604)     $    107,486      $   (121,402)
                                                   ============      ============      ============      ============

Basic earnings loss per share                      $       0.01      $      (0.01)     $       0.01      $      (0.01)
                                                   ============      ============      ============      ============

Diluted earnings loss per share                    $       0.01      $      (0.01)     $       0.01      $      (0.01)
                                                   ============      ============      ============      ============


Basic weighted average number of common
     Shares outstanding                              10,133,200         9,798,400        10,133,200         9,798,400
                                                   ============      ============      ============      ============

Diluted weighted average number of common
Shares outstanding                                   10,165,957         9,798,400        10,156,519         9,798,400
                                                   ============      ============      ============      ============

                 See accompanying notes to financial statements.

                              KESTREL ENERGY, INC.
                  STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
                        ENDED DECEMBER 31, 2004 and 2003
                                  (Unaudited)

                                                                2004          2003
                                                             ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net gain (loss)                                              $ 107,486      $(121,402)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and depletion                                      88,040         97,450
Other                                                               --          1,584
(Increase) decrease in accounts receivable                      25,659         77,952
(Increase) decrease in other current assets                    (15,568)         9,531
Increase (decrease) in accounts payable                        (35,623)       (37,357)
Increase (decrease) in accounts payable, related party              --         21,725
Increase (decrease) in accrued liabilities                         656         17,425
                                                             ---------      ---------

     Net cash (used in) provided by operating activities       170,650         66,908
                                                             ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures/acquisition of properties                 (96,158)      (131,380)
                                                             ---------      ---------

     Net cash (used in) investing activities                   (96,158)      (131,380)
                                                             ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of debt                                  60,000             --
Repayments of borrowings                                       (60,000)            --
                                                             ---------      ---------

     Net cash provided by financing activities                      --             --
                                                             ---------      ---------

Net increase (decrease) in cash and cash equivalents            74,492        (64,472)

Cash and cash equivalents at the beginning of the period       162,507        128,604
                                                             ---------      ---------
Cash and cash equivalents at the end of the period           $ 236,999      $  64,132
                                                             =========      =========

Cash paid for interest                                       $  37,988      $  35,536
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

      In the opinion of management, the accompanying interim unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of December 31, 2004, the results of operations for the periods shown in the statements of operations, and the cash flows for the periods shown in the statements of cash flows. All adjustments made are of a normal recurring nature.

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

      The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate. Changes in asset retirement obligations during the year were:

      Asset retirement obligations as of July 1, 2004                                  $177,126
          Liabilities incurred                                                               --
          Liabilities settled                                                                --
          Accretion expense (included in depreciation, depletion and amortization)        3,570
                                                                                       --------
        Asset retirement obligations as of December 31, 2004                           $180,696
                                                                                       ========

4.    Notes Payable

      On January 24, 2003, the Company borrowed $400,000 from R&M Oil and Gas, Ltd., ("R&M") of which Timothy L. Hoops, one of the Company's directors and its President and CEO, is a partner. That loan was originally due on January 31, 2005, bears interest at 12.5% per annum and is secured by the Company's oil and gas interests in Grady County, Oklahoma. In the event of a default under the terms of the R&M loan, and the sale of the collateral securing the loan, the Company would receive any remaining proceeds after payment to R&M of its expenses in connection with such sale(s) and any indebtedness due and payable to R&M under the loan. The proceeds from the R&M loan were used to retire the outstanding debt to Samson Exploration N.L. (a related party) at that time and reduce the Company's accounts payable position. The R&M loan was approved unanimously by the Board of Directors with Mr. Hoops abstaining. On October 13, 2004, the R&M loan was extended to January 31, 2007 under the same terms and conditions.

      On May 5, 2003, the Company entered into a Line of Credit Agreement with Barry D. Lasker, the Company's former President and CEO, for a maximum loan to the Company of $200,000. Under the terms of the agreement, all outstanding amounts were due on May 4, 2005 and bore interest at 10% per annum. The initial proceeds of the loan consisted of $40,000 cash and the conversion to debt of approximately $152,000 of unpaid wages and unreimbursed business expenses owed to Mr. Lasker by the Company. The Lasker loan was secured by the Company's oil and gas interests in Campbell County, Wyoming. On February 5, 2004, Mr. Lasker assigned the $200,000 Lasker Loan to Samson Exploration N.L. (a related party) and Mr. Lasker was paid in full. The terms and conditions of the Samson loan are a continuance of the terms and conditions of the Lasker loan. The Samson loan, originally due on May 4, 2005, has been extended until May 4, 2006 under the same terms and conditions.

      On June 8, 2004, the Company borrowed $50,000 from VP with an 8% interest rate which is to be paid on repayment of the loan. This is an unsecured loan due on demand, for which no demand has yet been made. On July 13, 2004, the Company borrowed $60,000 from VP with an 8% interest rate. This loan was repaid in full on August 31, 2004, including all accrued interest with a total of $60,753.79 in cash.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                    OVERVIEW

During the quarter we have continued its drive to cut costs and maximize revenues. We are pleased to show continued improvement in our bottom line and we can now look to the future with a sound asset base and positive cash flow to pursue additional growth opportunities. In addition, the development of our Hilight coalbed methane (CBM) play in Campbell County, Wyoming has continued to provide us with a steady increase in reserves.

This report contains forward-looking statements. We use words such as "anticipate", "believe", "expect", "future", "may", "will", "should", "plan", "intend", and similar expressions to identify forward-looking statements. These statements are based on our beliefs and the assurances we made using information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Our actual results could differ materially from the results discussed in the forward-looking statements. Some, but not all, of the factors that may cause these differences include those discussed in the risk factors in the Company's report on Form 10-KSB for the year ended June 30, 2004. You should not place undue reliance on these forward-looking statements. You should also remember that these statements are made only as of the date of this report and future events may cause them to be less likely to prove to be true.

                         LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, the Company had net working capital of $259,544. This compares to the Company's working capital deficit of $439,824 as of June 30, 2004. The increase in working capital of $699,368 was primarily the result of the extensions of the loans from R&M Oil & Gas, Ltd. ("R&M") and Samson Exploration N.L. ("Samson"), which returned them to the status of long-term loans. The R&M loan was originally due on January 31, 2005 and has been extended to January 31, 2007 under the same terms and conditions. The Samson loan, originally due on May 4, 2005, has been extended until May 4, 2006 also under the same terms and conditions.

Net cash provided by operating activities was $170,650 for the six months ended December 31, 2004, an increase of $103,742 over cash provided by operations of $66,908 for the same period in 2003, a 155% increase. Accounts receivable decreased $25,659, or 8%, to $340,619 during the period as compared to a decrease of $77,952 a year ago. The decrease in accounts receivable was primarily attributable to lower gas revenues at the Greens Canyon field, Sweetwater County, Wyoming as a result of slightly lower production levels. Accounts payable decreased $35,623, or 17%, to $209,575 during the period versus a decrease of $37,357, or 9%, during the same period a year ago. The decrease in payables reflects the Company's liquidity improvements as a result of higher oil and gas prices. Accrued liabilities increased $656, or 1%, to $86,238 versus an increase of $17,425 in 2003.

Net cash used in investing activities was $96,158 for the six months ended December 31, 2004, versus cash used of $131,380 for the same period in 2003. The decrease of $35,222, or 27%, was primarily due to the decelerated development of the Hilight CBM field, Campbell County, Wyoming. There was no gain or loss on the disposal of property for the six-month period ended December 31, 2003 or 2004.

There was no cash used in financing activities for the six months ended December 31, 2003 or 2004.

                              RESULTS OF OPERATIONS

The Company reported income of $45,940, or 1 cent per share, for the three-month period ended December 31, 2004. This compares with a loss of $54,604, or 1 cent per share, for the same period a year ago. The net income in the current period is a result of higher oil and gas sales and lower general and administrative expenses offset by slightly higher lease operating and exploration expenses for the three-months ended December 31, 2004 as compared to the same period last year.

The Company reported income of $107,486, or 1 cent per share, for the six-month period ended December 31, 2004. This compares with a loss of $121,402, or 1 cent per share, for the same period a year ago. The net income in the six-month period is again a result of higher oil and gas sales, no abandoned properties and lower general and administrative expenses offset by slightly higher lease operating and exploration expenses as compared to the same period last year.

The Company's revenues for the three months ended December 31, 2004 were $499,854 compared to $391,938 during the same period of 2003, an increase of $107,916, or 28%. The increase in revenues was a result of higher oil prices received during the period and slightly higher gas production levels.

The Company's total revenues for the six month period ended December 31, 2004 were $991,964 as compared to $739,447 during the same period in 2003, an increase of $252,517, or 34%.

The Company's total expenses for the second quarter ended December 31, 2004 decreased $42,402, or 9%, to $449,815 as compared to $492,217 a year ago. The decrease in overall expenses this quarter is primarily due to slightly higher lease operating and exploration expenses, offset by lower general and administrative expenses, and no abandoned property. Production and operating expenses for the three-month period increased $13,790, or 6%, to $235,297 versus $221,507 for the same period a year ago. The increase in operating expenses for the period was primarily due to taxes on higher revenues.

Total expenses for the six months ended December 31, 2004 decreased $32,000, or 4%, to $879,346 versus $911,346 a year ago. The decrease in overall expenses is primarily attributable to higher lease operating and exploration expenses offset by lower general and administrative expenses, lower depreciation and depletion expenses and no abandoned property.

No dry holes, abandoned and impaired properties expense was recorded for the three months or six months ended December 31, 2004. Dry hole, abandoned and impaired properties for the three months and six months ended December 31, 2003 were $52,438. This was wholly attributed to the abandonment of the Chadron venture in Dawes County, Nebraska. Exploration expenses for the quarter ended December 31, 2004 increased $10,509 or 909%, to $11,664 from $1,155 a year ago. For the six months ended December 31, 2004, exploration expenses increased $28,957, or 208%, to $42,879 versus $13,922 a year ago. The increase in exploration expense for both periods reflects the Company's interest in continued development at core properties.

General and administrative costs for the three months ended December 31, 2004 decreased $9,143 or 5%, to $157,603 as compared to $166,746 for the same period a year ago. The Company's general and administrative expenses for the six months ended December 31, 2004 decreased $48,930, or 13%, to $328,200 from $377,130.
The decrease in expenses, for 3 and 6 month results, though not attributable to any particular expense item, is representative of the Company's ongoing program to lower expenses.

Interest expense and fees increased $1,592, or 9%, to $19,394 from $17,802 for the three months ended December 31, 2003. This increase is due to slightly higher loan balances from those one-year ago.

For the six months ended December 31, 2004, interest expense and fees increased $2,453, or 7%, to $37,988 from $35,535 a year ago, again due to slightly higher loan balances.

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

            Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable

ITEM 5. OTHER INFORMATION

            Not applicable

ITEM 6. EXHIBITS

      (a) Exhibits

       Exhibit No.    Description
       -----------    -----------

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

                                        KESTREL ENERGY, INC.


                                        /s/TIMOTHY L. HOOPS
                                        ----------------------------------------
                                        Timothy L. Hoops, President,
                                        Chief Executive Officer, Principal
                                        Financial Officer and Director

Date: February 14, 2005