Form 10KSB/A
period 2004-06-30
KESTREL ENERGY INC
filed 2005-03-22
CIK 312842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

         (Mark One)
         |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

                     For the fiscal year ended June 30, 2004

         |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

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

                        |X| YES            |_| NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for its most recent fiscal year were $1,304,581.

At September 30, 2004, 10,133,200 common shares (the registrant's only class of voting stock) were outstanding. The aggregate market value of the 4,925,473 common shares of the registrant held by nonaffiliates on that date (based upon the mean of the closing bid and asked price on the OTC Bulletin Board) was $2,955,284.

      Kestrel Energy, Inc. (the "Company") hereby amends the following Items of its Form 10-KSB for the period ended June 30, 2004 by restating each of the enumerated Items as follows:

                                     PART II

Item 7.  Financial Statements.

      See pages F-1 through F-19 for this information.

Item 8A.  Controls and Procedures

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


                                    PART III

Item 13.  Exhibits

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

      10.11 Amendment 2 revolving credit loan agreement with Barry D. Lasker dated February 24, 2004 filed as exhibit 10.1 to the registrant's Form 10QSB for the period ended March 31, 2004 and incorporated herein by reference.

      10.12 Assignment of mortgage from Barry D. Lasker to Samson Exploration N.L. dated Feb 24, 2004 filed as exhibit 10.2 to the registrant's
            Form 10QSB for the period ended March 31, 2004 and incorporated herein by reference.

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

                                           KESTREL ENERGY, INC.
                                           (Registrant)

Date:  March 22, 2005                      By: /s/ Timothy L. Hoops
                                               -------------------------------
                                           Timothy L. Hoops, President,
                                           Chief Executive Officer, Principal
                                           Financial Officer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 22, 2005                       By: /s/ Timothy L. Hoops
                                               --------------------------------
                                           Timothy L. Hoops, President,
                                           Chief Executive Officer, Principal
                                           Financial  Officer and Director

Date: March 22, 2005                       By: /s/ Robert J. Pett
                                               --------------------------------
                                           Robert J. Pett, Chairman of the Board


Date: March 17, 2005                       By: /s/ Kenneth W. Nickerson
                                               ---------------------------------
                                                 Kenneth W. Nickerson, Director


Date: March 21, 2005                       By: /s/ John T. Kopcheff
                                               ---------------------------------
                                                 John T. Kopcheff, Director


Date: March 22, 2005                       By: /s/ Mark A. E. Syropoulo
                                              ----------------------------------
                                                 Mark A. E. Syropoulo, Director


Date: March ____, 2005                     By:
                                              ----------------------------------
                                                 Neil T. MacLachlan, Director

                              KESTREL ENERGY, INC.

                              Financial Statements

                             June 30, 2004 and 2003

  (With Report of Independent Registered Public Accounting Firm Report Thereon)

                          INDEX TO FINANCIAL STATEMENTS







Report of Independent Registered Public Accounting Firm.....................F-3

Balance Sheet...............................................................F-4

Statements of Operations....................................................F-5

Statement of Stockholders Equity............................................F-6

Statements of Cash Flows....................................................F-7

Notes to financial statements.......................................F-8 to F-19

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
                                                                   ------------

Property and equipment, at cost
    Oil and gas properties, successful efforts method of
       accounting (note 7 and 8)
           Unproved                                                     260,355
           Proved                                                    11,081,664
    Pipeline and facilities                                             807,851
    Furniture and equipment                                              54,207
                                                                   ------------
                                                                     12,204,077
    Accumulated depreciation, depletion and amortization             (9,754,427)
                                                                   ------------
             Net property and equipment                               2,449,650
                                                                   ------------
                                                                   $  2,990,606
                                                                   ============

                Liabilities and Stockholders' Equity
Current liabilities
    Notes payable-related party (note 3)                           $    650,000
    Accounts payable-trade                                              245,198
    Accrued liabilities                                                  85,582
                                                                   ------------
             Total current liabilities
                                                                        980,780
                                                                   ------------

Long-term liabilities
    Asset retirement obligation (note 2)                                177,126
                                                                   ------------
             Total long-term liabilities                                177,126
                                                                   ------------

    Total Liabilities                                                 1,157,906
                                                                   ------------

Commitments and contingencies (notes 2 and 6)

Stockholders' equity (note 4)
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

                               KESTREL ENERGY INC.

                            Statements of Operations

                       Years ended June 30, 2004 and 2003

                                                                          2004            2003
Revenue
   Oil and gas sales                                                   $ 1,651,796    $ 1,304,581
                                                                       -----------    -----------
       Total revenue                                                     1,651,796      1,304,581
                                                                       -----------    -----------

Costs and expenses
   Lease operating expenses                                                733,315        644,751
   Dry holes, abandoned and impaired properties                             52,438      1,238,214
   Exploration expenses                                                    103,642         63,677
   Depreciation, depletion and amortization                                124,022        339,002
   General and administrative                                              622,645        797,282
                                                                       -----------    -----------
       Total costs and expenses                                          1,636,062      3,082,926
                                                                       -----------    -----------

Other income (expense)
   Interest expense and financing costs                                    (73,536)      (115,690)
   Gain on sale of property and equipment                                       --         21,538
   Loss on sale of available-for-sale securities                                --       (575,893)
   Interest income                                                             891          1,953
   Other, net                                                              117,888         99,567
                                                                       -----------    -----------
       Total other income (expense)                                         45,243       (568,525)
                                                                       -----------    -----------

Income (loss) before income taxes and cumulative effect of change in
accounting principle                                                        60,977     (2,346,870)

Provision for income tax                                                    13,000             --


Tax benefit of net operating loss carryforward                             (13,000)            --

Cumulative effect of change in accounting principle                             --         10,890
                                                                       -----------    -----------

Net income (loss)                                                      $    60,977    $(2,335,980)
                                                                       ===========    ===========

Basic earnings per share                                               $       .01    $      (.25)
                                                                       ===========    ===========

Diluted earnings per share                                             $       .01    $      (.25)
                                                                       ===========    ===========

Basic weighted average number of common shares outstanding               9,802,777      9,288,325
                                                                       ===========    ===========

Diluted weighted average number of common shares outstanding             9,809,256      9,288,325
                                                                       ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                              KESTREL ENERGY, INC.

                       Statements of Stockholders' Equity

                       Years ended June 30, 2004 and 2003

                                                   Common stock                          Accumulated other
                                           ---------------------------    Accumulated     Comprehensive
                                               Shares        Amount         (deficit)     Income (loss)
                                           ------------   ------------    ------------    ------------

Balance July 1, 2002                          9,115,200   $ 20,043,907    $(16,454,382)   $   (523,358)

Common shares issued (note 4)                   670,000        335,000              --              --
Warrants exercised                               13,000         16,250              --              --
Less cost of warrant exercise                        --           (572)             --              --
Realized (loss) on securities classified             --             --              --         523,358
   as available for sale                             --             --              --              --
Net (loss)                                           --             --      (2,335,980)             --
                                           ------------   ------------    ------------    ------------

Balance June 30, 2003                         9,798,200     20,394,585     (18,790,362)             --

Warrants exercised                              335,000        167,500              --              --
Net income                                           --             --          60,977              --
                                           ------------   ------------    ------------    ------------

Balance June 30, 2004                        10,133,200   $ 20,562,085    $(18,729,385)   $         --
                                           ============   ============    ============    ============


    The accompanying notes are an integral part of the financial statements.

                               KESTREL ENERGY INC.

                            Statements of Cash Flows

                       Years ended June 30, 2004 and 2003


                                                                                2004          2003
                                                                            -----------    -----------
Cash flows from operating activities
   Net income (loss)                                                        $    60,977    $(2,335,980)
   Adjustments to reconcile net loss to net cash
       used in operating activities
         Cumulative effect of change in accounting principle                         --        (10,890)
         Depreciation and depletion                                             124,022        339,002
         Dry holes, abandoned and impaired properties                                --      1,238,214
         Loss on sale of available-for-sale securities                               --        575,893
         Gain on sale of property and equipment                                      --        (21,538)
         Debt for services and costs - related                                    1,584        141,594
         Other                                                                       --         10,098
         Changes in operating assets and liabilities, net of dispositions            --             --
             (Increase) in accounts receivable                                  (11,708)      (145,554)
             (Increase) decrease in other current assets                          6,229        (17,132)
             Increase (decrease) in accounts payable - trade                   (184,463)       189,309
             Increase (decrease) in accounts payable - related party                 --        (51,813)
             (Decrease) in accrued liabilities                                   15,584        (11,270)
                                                                            -----------    -----------
   Net cash provided (used) in operating activities                              12,225       (100,067)
                                                                            -----------    -----------
Cash flows from investing activities
   Capital expenditures                                                        (195,822)      (426,162)
   Proceeds from sale of securities                                                  --         56,241
   Proceeds from sales of property and equipment                                     --         20,017
                                                                            -----------    -----------
   Net cash (used) provided by investing activities                            (195,822)      (349,904)
                                                                            -----------    -----------
Cash flows from financing activities
   Loans from related parties                                                    50,000        940,000
   Repayment of notes - related parties                                              --       (252,651)
   Repayments of borrowings                                                          --       (516,000)
   Proceeds from issuance of common stock and warrants                               --        351,250
   Proceeds from warrant exercise                                               167,500             --
   Payment of offering costs                                                         --           (572)
                                                                            -----------    -----------
   Net cash provided by financing activities                                    217,500        522,027
                                                                            -----------    -----------
Net (decrease) in cash and cash equivalents                                      33,903         72,056
Cash and cash equivalents, beginning of year                                    128,604         56,548
                                                                            -----------    -----------
Cash and cash equivalents, end of year                                      $   162,507    $   128,604
                                                                            ===========    ===========
Supplemental cash flow information - cash paid for interest                 $    69,883    $    48,287
                                                                            ===========    ===========
Supplemental disclosure of noncash investing and financing activities
   Repayment of debt through securities                                     $        --        247,349
                                                                            ===========    ===========

   Asset Retirement Obligation                                              $    13,791    $   117,147
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

      (d)   Property and Equipment

            The Company follows the successful efforts method of accounting for its oil and gas activities. Accordingly, costs associated with the acquisition, drilling and equipping of successful exploratory wells are capitalized. Geological and geophysical costs, delay and surface rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Costs of drilling successful development wells are capitalized. Upon the sale or retirement of oil and gas properties, the cost thereof and the accumulated depreciation or depletion are removed from the accounts and any gain or loss is credited or charged to operations.

            Depreciation, depletion and amortization of capitalized costs of proved oil and gas properties is provided on a field by field basis using the units-of-production method based upon proved reserves. Acquisition costs are amortized by using total proved reserves as the denominator. Development costs are amortized using proved developed reserves, rather than total proved reserves, as the denominator.(See also note 2).

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

      (f)   Income Taxes

            The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date.

      (g)   Stock-Based Compensation

            In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), effective for fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. SFAS 123 allows an entity to continue to measure compensation costs for these plans using the intrinsic value based method of accounting as prescribed in Accounting Pronouncement Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company has elected to continue to account for its employee stock compensation plans as prescribed under APB 25. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS 123, the Company's net income (loss) and income (loss) per share would have been increased to the pro forma amounts indicated below:

                                                                     Years ended June 30,
                                                              --------------------------------
                                                                  2004             2003
                                                              -----------     ----------------
                 Net earnings (loss):
                                                As reported   $    60,977     $     (2,335,980)
                                                Pro forma          57,778           (2,341,995)

                 Basic Earnings per share:
                                                As reported           .01                 (.25)
                                                Pro forma             .01                 (.25)
                 Diluted Earnings per
                 share:
                                                As reported           .01                 (.25)
                                                Pro forma             .01                 (.25)

      (h)   Net earnings (loss)per Share

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

            The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share for 2004:


                                                                          2004
                                                 -------------------------------------------------------
                                                                                              Per Share
                                                      Net Income           Shares               Amount
                                                 -------------------------------------------------------
                   Basic earnings per share:

                   Net income and share
                   amounts                       $        60,977            9,802,777      $       .01

                   Dilutive securities
                   Stock options                                                6,479
                                                 ----------------     ----------------     -------------

                   Diluted earnings per share
                                                 ----------------     ----------------     -------------
                   Net income and assumed
                   share conversion              $        60,977            9,809,256      $        .01

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

        Asset retirement obligations as of July 1, 2003             $   216,009
             Liabilities incurred                                        13,791
             Liabilities settled                                             --
             Revision to estimate (included in
               depreciation, depletion and amortization)                (52,674)
                                                                    -----------
        Asset retirement obligations as of June 30, 2004            $   177,126
                                                                    ===========

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

      On August 6, 2002, the Company borrowed $500,000 from Samson Exploration N.L. ("Samson"), due December 4, 2002,or at any other date agreed to by the parties, with interest at 10%. The Company agreed to pay $50,000 as a financing fee to Samson. Proceeds from the loan were used to repay the Company's outstanding balance on its line of credit to Wells Fargo. On February 4, 2003, the Company repaid Samson in full, including all accrued interest and fees, with $327,143.15 in cash and the transfer of the Company's remaining 25,000,000 shares of Victoria Petroleum N.L. common stock, valued at $247,349.

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

            A summary of the status of the Company's fixed stock options plan as of June 30, 2004 and 2003, and changes during the years then ended is presented below:

                                                                    2004                          2003
                                                          --------------------------   -------------------------
                                                                        Weighted                   Weighted
                                                                        average                      average
                                                                        exercise                     exercise
                            Fixed options                   Shares        price         Shares        price
                                                          ------------  ---------      ----------  -------------
               Outstanding at beginning of year            1,607,984        1.40        1,693,964  $     1.39
               Granted                                        10,000         .32           10,000         .33
               Exercised                                          --                           --          --
               Cancelled                                          --                           --          --
               Expired                                       105,133        2.19           95,980        1.13
                                                          ------------  ---------      ----------  -------------

               Outstanding at end of year                  1,512,851        1.34        1,607,984   $    1.40
                                                        ============                   ==========

               Options exercisable at year end             1,512,851                    1,607,984
               Weighted average fair value of options
                  granted during the year                $       .32                   $      .30
               Weighted average remaining
                  contractual life                              5.03                          5.6

(5)    Income Taxes

      At June 30, 2004 and 2003, the Company's significant deferred tax assets and liabilities are as follows:

                                                                                 2004           2003
                                                                            ------------------------------
        Deferred tax assets:
            Net operating loss carry-forwards                               $   5,094,000       4,060,000
            Depletion carry forwards                                              273,000         282,000
            Oil and gas properties, principally due to differences
              in depreciation, depletion and impairment                                --         603,000
                                                                            ------------------------------
                                                                                5,367,000       4,945,000
        Deferred liabilities:
            Oil and gas properties, principally due to differences
              in depreciation, depletion and impairment                          (537,000)       (569,000)
                                                                            ------------------------------
                                                                                 (537,000)       (569,000)
                                                                            ------------------------------
        Valuation allowance                                                    (4,830,000)     (4,376,000)
                                                                            ------------------------------
            Net deferred tax assets                                         $          --     $        --
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

      The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

                                            2004           2003
                                        -----------    -----------

Book income                             $    60,977    $(2,346,870)

Income tax expense at statutory rates        23,781       (915,279

Nondeductible expenses                        2,585          1,712

Graduated rates                             (13,366)             0
                                        -----------    -----------

Valuation allowance                               0        913,568
                                        ===========    ===========

Income tax provision                    $    13,000    $         0
                                        ===========    ===========

(6)   Lease Commitments

      The Company has non-cancelable operating leases, primarily for rent of office facilities that expire over the next five years. Rental expense for operating leases was $45,181 and $72,980 for the years ended June 30, 2004 and 2003, respectively. The Company's executive offices are located at 1726 Cole Blvd., Suite 210, Lakewood, Colorado 80401, which is comprised of approximately 2,358 square feet, at an initial annual rate of $16.50 per square foot escalating to $17.50 per square foot over the life of the lease.

      Future minimum rental commitments under non-cancelable operating leases as of June 30, 2004 are as follows:

            Fiscal year:
                2005                                       $        39,988
                2006                                                41,167
                2007                                                 3,439
                                                           ----------------
                                                           $        84,594
                                                           ================

      The Company has a commitment to pay delay rentals for June 30, 2005 of approximately $75,000 for the right to explore those properties.


(7)   Disclosures About Capitalized Costs, Costs Incurred and Major Customers

      Capitalized costs related to oil and gas producing activities at June 30, 2004 and 2003, are as follows:

                                                              June 30,
                                                      2004                2003

        Unproved - Domestic                     $      260,355     $     215,892
        Proved                                      11,081,664        10,918,017
                                                ---------------    -------------

                                                    11,342,019       11,133,909

        Accumulated depletion and impairment       (9,549,716)       (9,420,570)
                                                ---------------    -------------

                                                $    1,792,303     $   1,713,339
                                                ===============    =============

      Costs incurred in oil and gas producing activities for the years ended June 30, 2004 and 2003 were approximately as follows:

                                                  2004              2003
                                              -------------    -----------------

        Unproved property acquisition costs   $      44,463         335,000
        Proved property acquisition costs                --              --
        Development costs                           149,855          83,162
        Exploration costs                           103,642          63,677

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

      Estimated net quantities of proved developed and undeveloped reserves of oil and gas for the years ended June 30, 2004 and 2003, are as follows:


                                        2004                            2003
                             ---------------------------   ---------------------------
                                 Oil            Gas            Oil            Gas
                                 (BBLS)        (MCF)         (BBLS)          (MCF)
                             ------------   ------------   -----------    ------------

Beginning of year                310,700      4,758,700        273,000     12,069,000
Revisions of previous
   quantity estimates             76,300         77,600         43,000     (7,274,300)
Extensions, discoveries
   and improved recovery              --        161,000         11,800        231,100
Sales of reserves in place            --             --             --             --
Production                       (19,300)      (255,400)       (17,100)      (267,100)
                             -----------    -----------    -----------    -----------

End of year                      367,700      4,741,900        310,700      4,758,700
                             ===========    ===========    ===========    ===========

Proved developed
reserves - end of year           289,000      2,264,600        232,100      2,351,200
                             ===========    ===========    ===========    ===========

      Standardized Measure of Discounted Future
      Net Cash Flows Relating to Proved Oil and Gas Reserves

      Future net cash flows presented below are computed using year-end prices and costs. Future corporate overhead expenses and interest expense have not been included.

                                            2004              2003
                                         ------------    ------------

Future cash inflows                      $ 41,365,000    $ 33,352,000
Future costs:
   Production                              (8,796,000)    (10,295,000)
   Development                             (1,509,000)     (1,390,000)
                                         ------------    ------------

Future net cash flows                      31,060,000      21,667,000

10% discount factor                       (17,001,000)    (11,070,000)
                                         ------------    ------------
    Standardized measure of discounted
       future net cash flows             $ 14,059,000    $ 10,597,000
                                         ============    ============

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

      The principal sources of changes in the standardized measure of discounted future net cash flows during the years ended June 30, 2004 and 2003, are as follows:

                                                       2004            2003
                                                   ------------    ------------

Beginning of year                                  $ 10,597,000    $  8,898,000
Sales of oil and gas produced during the period,
   net of production costs                             (913,000)       (629,000)
Net change in prices and production costs                    --      12,766,000
Changes in estimated future development costs          (119,000)      2,910,000
Extensions, discoveries and improved recovery           498,000         628,000
Revisions of previous quantity estimates and other    3,032,700     (14,866,000)
Sales of reserves in place                                   --              --
Purchase of reserves in place                                --              --
Accretion of discount                                   963,400         890,000
                                                   ------------    ------------

End of year                                        $ 14,059,000    $ 10,597,000
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