Form 10QSB
period 2005-03-31
KESTREL ENERGY INC
filed 2005-05-16
CIK 312842

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from   to __________

Commission File Number: 0-9261

KESTREL ENERGY, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	84-0772451
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1726 Cole Blvd. Suite 210, Lakewood, CO	80401
(Address of principal executive offices)	(Zip Code)

(303) 295-0344
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes      ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of common stock, as of March 31, 2005: 10,173,200

KESTREL ENERGY, INC.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of March 31, 2005 unaudited, and June 30, 2004	3

Statements of Operations for the Three Months and Nine Months

Ended March 31, 2005 and 2004, unaudited	4

Statements of Cash Flows for the Nine Months Ended

March 31, 2005 and 2004, unaudited	5

Notes to Financial Statements, unaudited	6

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations	7

Item 3. Controls and Procedures	10

PART II OTHER INFORMATION

Item 1. Legal Proceedings	10

Item 2. Changes in Securities	10

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Holders	10

Item 5. Other Information	10

Item 6. Exhibits	11

Signatures	12

Certifications	13

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
KESTREL ENERGY, INC.
BALANCE SHEETS AS OF MARCH 31, 2005 AND JUNE 30, 2004

ASSETS	March 31, 2005	June 30, 2004
CURRENT ASSETS:	(Unaudited)

Cash and cash equivalents	$264,453	$162,507
Accounts receivable	434,117	366,278
Other assets	30,129	12,171
Total current assets	728,699	540,956

PROPERTY AND EQUIPMENT, AT COST:
Oil and gas properties, successful efforts method of accounting:
Unproved	260,355	260,355
Proved	11,171,210	11,081,664
Pipeline and facilities	807,851	807,851
Furniture and equipment	68,838	54,207
	12,308,253	12,204,077
Accumulated depreciation and depletion	(9,882,630)	(9,754,427)
Net property and equipment	2,425,624	2,449,650

	$3,154,323	$2,990,606

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable-related party	$50,000	$650,000
Accounts payable-trade	116,678	245,198
Accrued liabilities	94,675	85,582
Total current liabilities	261,353	980,780

LONG-TERM LIABILITIES:
Note payable-related party	$200,000	$--
Note payable-other	400,000	--
Asset retirement obligation	182,484	177,126
Total long-term liabilities	782,484	177,126

Total Liabilities	1,043,837	1,157,906

STOCKHOLDERS' EQUITY:
Preferred Stock, $1 par value;
1,000,000 shares authorized, none issued	--	--
Common Stock, no par value; 20,000,000 shares authorized,
10,173,200 issued and outstanding at
March 31, 2005 and 10,133,200 issued	20,585,865	20,562,085
and outstanding at June 30, 2004
Accumulated (deficit)	(18,475,379)	(18,729,385)
Total stockholders' equity	2,110,486	1,832,700
	$3,154,323	$2,990,606

See accompanying notes to financial statements.

KESTREL ENERGY, INC.
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH, 2005 and 2004
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004

REVENUE:
Oil and gas sales	$533,910	$343,183	$1,525,874	$1,082,630
COSTS AND EXPENSES:
Lease operating expenses	228,713	158,370	655,542	528,776
Dry holes, abandoned and impaired properties	--	--	--	52,438
Exploration expenses	8,898	14,432	45,175	28,355
Depreciation and depletion	45,521	52,307	133,561	149,757
General and administrative	115,229	143,150	443,431	520,280

TOTAL COSTS AND EXPENSES	398,361	368,259	1,277,709	1,279,606

OTHER INCOME (EXPENSE):
Gain on disposal of property & equipment	1,875	--	1,875
Interest income	21	--	615	614
Interest / loan expense	(15,298)	(16,331)	(53,286)	(51,866)

Other, net	24,375	17,838	56,637	103,256

Total other income (expense)	10,973	1,507	5,841	52,004

INCOME (LOSS) BEFORE INCOME TAXES	$146,522	$(23,569)	$254,006	$(144,972)

Provision for income tax	64,470	--	111,263	--

Tax benefit of net operating loss carryforward	(64,470)	--	(111,263)	--

NET INCOME (LOSS)	$146,522	$(23,569)	$254,006	$(144,972)

Basic earnings loss per share	$0.01	$(0.01)	$0.02	$(0.01)

Diluted earnings loss per share	$0.01	$(0.01)	$0.02	$(0.01)

Basic weighted average number of common
Shares outstanding	10,154,594	9,798,400	10,140,227	9,798,400

Diluted weighted average number of common
Shares outstanding	10,258,573	9,798,400	10,183,545	9,798,400

See accompanying notes to financial statements.

KESTREL ENERGY, INC.
STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$254,006	$(144,972)
Adjustments to reconcile net income (loss)
to net cash provided operating activities:
Depreciation and depletion	133,561	149,757
Gain on sale of property & equipment	(1,875)	--
Other	--	1,584
(Increase) decrease in accounts receivable	(67,839)	54,864
(Increase) decrease in other current assets	(17,958)	6,204
Increase (decrease) in accounts payable-trade	(128,520)	(19,293)
Increase in accounts payable-related party	--	36,823
Increase (decrease) in accrued liabilities	9,093	(3,475)

Net cash provided by operating activities	180,468	81,492

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures/acquisition of properties	(104,177)	(141,925)
Proceeds from disposal of property	1,875	--

Net cash (used in) investing activities	(102,302)	(141,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	23,780
Proceeds from issuance of debt	60,000	--
Borrowings	(60,000)	--

Net cash provided by financing activities	23,780	--

Net increase (decrease) in cash and cash equivalents	101,946	(60,433)
Cash and cash equivalents at the beginning of the period	162,507	128,604

Cash and cash equivalents at the end of the period	$264,453	$68,171

Cash paid for interest	$50,360	$51,867

See accompanying notes to financial statements.

KESTREL ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.

In the opinion of management, the accompanying interim unaudited financial statements contain all the adjustments necessary to present fairly the financial position of the Company as of March 31, 2005, the results of operations for the periods shown in the statements of operations, and the cash flows for the periods shown in the statements of cash flows. All adjustments made are of a normal recurring nature.
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

The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate. Changes in asset retirement obligations during the year were:

Asset retirement obligations as of July 1, 2004	$177,126
Liabilities incurred	—
Liabilities settled	—
Accretion expense (included in depreciation, depletion and amortization)	5,358

Asset retirement obligations as of March 31, 2005	$182,484

4.	Notes Payable

On January 24, 2003, the Company borrowed $400,000 from R&M Oil and Gas, Ltd., (“R&M”) of which Timothy L. Hoops, one of the Company’s directors and its President and CEO, is a partner. That loan was originally due on January 31, 2005, bears interest at 12.5% per annum and is secured by the Company’s oil and gas interests in Grady County, Oklahoma. In the event of a default under the terms of the R&M loan, and the sale of the collateral securing the loan, the Company would receive any remaining proceeds after payment to R&M of its expenses in connection with such sale(s) and any indebtedness due and payable to R&M under the loan. The proceeds from the R&M loan were used to retire the outstanding debt to Samson Exploration N.L. (a related party) at that time and reduce the Company’s accounts payable position. The R&M loan was approved unanimously by the Board of Directors with Mr. Hoops abstaining. On October 13, 2004, the R&M loan was extended to January 31, 2007 under the same terms and conditions.

On May 5, 2003, the Company entered into a Line of Credit Agreement with Barry D. Lasker, the Company’s former President and CEO, for a maximum loan to the Company of $200,000. Under the terms of the agreement, all outstanding amounts were due on May 4, 2005 and bore interest at 10% per annum. The initial proceeds of the loan consisted of $40,000 cash and the conversion to debt of approximately $152,000 of unpaid wages and unreimbursed business expenses owed to Mr. Lasker by the Company. The Lasker loan was secured by the Company’s oil and gas interests in Campbell County, Wyoming. On February 5, 2004, Mr. Lasker assigned the $200,000 Lasker Loan to Samson Exploration N.L. (a related party) and Mr. Lasker was paid in full. The terms and conditions of the Samson loan are a continuance of the terms and conditions of the Lasker loan. The Samson loan, originally due on May 4, 2005, has been extended until May 4, 2006 under the same terms and conditions.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

This report contains forward-looking statements. We use words such as "anticipate", "believe", "expect", "future", "may", "will", "should", "plan", "intend", and similar expressions to identify forward-looking statements. These statements are based on our beliefs and the assurances we made using information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Our actual results could differ materially from the results discussed in the forward-looking statements. Some, but not all, of the factors that may cause these differences include those discussed in the risk factors in the Company’s report on Form 10-KSB for the fiscal year ended June 30, 2004. You should not place undue reliance on these forward-looking statements. You should also remember that these statements are made only as of the date of this report and future events may cause them to be less likely to prove to be true.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company had working capital of $467,346. This compares to the Company's working capital deficit of $439,824 as of June 30, 2004. The increase in working capital of $907,170 was primarily the result of the extensions of the loans from R&M Oil & Gas, Ltd. (“R&M”) and Samson Exploration N.L. (“Samson”), which returned them to the status of long-term loans. The R&M loan was originally due on January 31, 2005 and has been extended to January 31, 2007 under the same terms and conditions. The Samson loan, originally due on May 4, 2005, has been extended until May 4, 2006 also under the same terms and conditions.

Net cash provided by operating activities was $180,468 for the nine months ended March 31, 2005, an increase of $98,976 from cash used by operating activities during the same period of 2004. This increase in cash provided by operating activities resulted primarily from higher profit margins (oil and gas sales less lease operating expenses) from the Company’s oil and gas production activities.

Net cash used by investing activities was $102,302 for the nine months ended March 31, 2005, versus cash used of $141,925 for the same period in 2004. The Company had capital expenditures totaling $104,177 during the nine-months ended March 31, 2005, versus $141,925 during the same period of 2004, to maintain and enhance the Company’s production on several of its core properties. The Company received $1,875 in proceeds from the sale of the Dale 1-33 in Campbell County, Wyoming.

Net cash provided by financing activities was $23,780 for the nine-months ended March 31, 2005. During the quarter ended March 31, 2005, there were 40,000 shares issued under the Company’s stock option plan, which provided the Company with $23,780 in proceeds. There was no cash used or provided by financing activities for the nine months ended March 31, 2004.

RESULTS OF OPERATIONS

The Company reported net income of $146,522 and $254,006 for the three and nine-month periods ended March 31, 2005, compared to net losses of $23,569 and $144,972 during the comparable periods of 2004. The Company's results for the quarter and nine months ended March 31, 2005 improved $170,091 and $398,978, respectively, as compared to 2004, on the strength of higher oil and gas prices and an increased level of gas production.

The Company's oil and gas revenues for the three months ended March 31, 2005 were $533,910 compared to $343,183 during the same period of 2004, an increase of $190,727 or 56%. The increase in revenues was primarily the result of higher oil and gas prices and higher gas production received during the quarter. Oil production levels were fairly consistent between the two quarters. The Company’s revenues for the nine-month period ended March 31, 2005 were $1,525,874 as compared to $1,082,630 during the same period in 2004, an increase of $443,244, or 41%. The increase in revenues was primarily the result of higher oil and gas prices received during the period and an increase in gas volumes. Once again, oil production levels were not materially different between the two nine-month periods.

The Company’s total expenses for the third quarter ended March 31, 2005 increased $30,102, or 8%, to $398,361 as compared to $368,259 a year ago. The increase in overall expenses is primarily due to higher lease operating expense offset by lower exploration, depreciation and general and administrative expense. For the nine months ended March 31, 2005, total expenses decreased $1,897, or less than 1%, to $1,277,709 as compared to $1,279,606 a year ago. The decrease in expense was again primarily due to higher lease operating and exploration expense offset by lower abandoned property, depreciation and general and administrative expense.

Exploration expenses for the quarter ended March 31, 2005 decreased by $5,534 to $8,898, or 4%, from $14,432 a year ago.  For the nine months ended March 31, 2005, exploration expenses increased $16,820, or 59%, to $45,175 versus $28,355 a year ago. The increase in exploration expenses reflects a higher level of exploration activities in the current year as the Company currently maintains and enhances its properties.

General and administrative costs for the three months ended March 31, 2005 decreased $27,921, or 20%, to $115,229 as compared to $143,150 for the same period a year ago. The Company’s general and administrative expenses for the nine months ended March 31, 2005 decreased $76,849, or 15%, to $443,431 from $520,280. These decreases were primarily attributable to a decrease in salary and insurance expense.

Interest expense and loan fees for the three-month period ended March 31, 2005 decreased $1,033, or 6%, to $15,298 from $16,331 a year ago. For the nine months ended March 31, 2005, interest expense increased $1,420 or 3%, to $53,286 from $51,866 a year ago.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company believes the following critical accounting policies affect our most significant judgments and estimates used in the preparation of our Financial Statements.

Recent Accounting pronouncements

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows.

SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the company, beginning August 1, 2005. The Company has not yet completed their evaluation but expects the adoption to have an effect on the financial statements similar to the pro-forma effects reported above.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB 29, Accounting for Nonmonetary Transactions. This Statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company's financial statements.

The Securities and Exchange Commission has issued Staff Accounting Bulletin (SAB) No. 106 regarding the application of SFAS 143, "Accounting for Asset Retirement Obligations," on oil and gas producing entities that use the full cost accounting method. It states that after adoption of SFAS 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the present value of estimated future net cash flows used for the full cost ceiling test calculation. SAB No. 106 will be effective for the Company once the Company has proved reserves and will exclude the future cash flows from settling asset retirement obligations in its ceiling test computation upon having proved reserves.

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

ITEM 3. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period reported on in this report, the Company carried out an evaluation, under the supervision and participation of the Company’s Chief Executive and Principal Financial Officer (the “Officer”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Officer concluded that the Company’s disclosure controls and procedures are effective in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

Internal Controls

There were no significant changes made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

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

KESTREL ENERGY, INC.
(Registrant)

Date: May 16, 2005	By:	/s/TIMOTHY L. HOOPS
Timothy L. Hoops, President, Chief Executive Officer, Principal Financial Officer and Director