Form 10KSB/A
period 2004-06-30
KESTREL ENERGY INC
filed 2005-06-27
CIK 312842

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

                                 |X| YES |_| NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.|_|

The issuer's revenues for its most recent fiscal year were $1,304,581.

At September 30, 2004, 10,133,200 common shares (the registrant's only class of voting stock) were outstanding. The aggregate market value of the 4,925,473 common shares of the registrant held by nonaffiliates on that date (based upon the mean of the closing bid and asked price on the OTC Bulletin Board) was $2,955,284.

      Kestrel Energy, Inc. (the "Company") hereby amends the following Item only as to Note 5 of its Form 10-KSB for the period ending June 30, 2004 by restating the enumerated Item as follows:

                                     PART II

Item 7.  Financial Statements

          See pages F-1 through F-19 for this information.

Item 13.  Exhibits

         (a)  Exhibits
              Exhibit No.       Description

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

                                        KESTREL ENERGY, INC.
                                        (Registrant)

Date:  June 27, 2005                    By: /s/Timothy L. Hoops
                                           ------------------------------------
                                             Timothy L. Hoops, President,
                                             Chief Executive Officer, Principal
                                             Financial  Officer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: June 27, 2005               By: /s/Timothy L. Hoops
                                      -----------------------------------------
                                        Timothy L. Hoops, President,
                                        Chief Executive Officer, Principal
                                        Financial  Officer and Director

Date: June ___, 2005              By:
                                      -----------------------------------------
                                        Robert J. Pett, Chairman of the Board


Date: June 27, 2005               By: /s/Kenneth W. Nickerson
                                      -----------------------------------------
                                        Kenneth W. Nickerson, Director


Date: June 27, 2005               By: /s/John T. Kopcheff
                                      -----------------------------------------
                                        John T. Kopcheff, Director


Date: June 27, 2005               By: /s/Mark A.E. Syropoulo
                                      -----------------------------------------
                                        Mark A. E. Syropoulo, Director


Date: June 27, 2005               By: /s/Neil T. MacLachlan
                                      -----------------------------------------
                                        Neil T. MacLachlan, Director

                              KESTREL ENERGY, INC.

                              Financial Statements

                             June 30, 2004 and 2003

  (With Report of Independent Registered Public Accounting Firm Report Thereon)

                          INDEX TO FINANCIAL STATEMENTS







  Report of Independent Registered Public Accounting Firm..............F-3

  Balance Sheet........................................................F-4

  Statements of Operations.............................................F-5

  Statement of Stockholders Equity.....................................F-6

  Statements of Cash Flows.............................................F-7

  Notes to financial statements                                     F-8 to F-19

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

                               KESTREL ENERGY INC.

                            Statements of Operations

                       Years ended June 30, 2004 and 2003

                                                                           2004            2003
Revenue
   Oil and gas sales                                                   $  1,651,796    $  1,304,581
                                                                       ------------    ------------
       Total revenue                                                      1,651,796       1,304,581
                                                                       ------------    ------------

Costs and expenses
   Lease operating expenses                                                 733,315         644,751
   Dry holes, abandoned and impaired properties                              52,438       1,238,214
   Exploration expenses                                                     103,642          63,677
   Depreciation, depletion and amortization                                 124,022         339,002
   General and administrative                                               622,645         797,282
                                                                       ------------    ------------
       Total costs and expenses                                           1,636,062       3,082,926
                                                                       ------------    ------------

Other income (expense)
   Interest expense and financing costs                                     (73,536)       (115,690)
   Gain on sale of property and equipment                                        --          21,538
   Loss on sale of available-for-sale securities                                 --        (575,893)
   Interest income                                                              891           1,953
   Other, net                                                               117,888          99,567
                                                                       ------------    ------------
       Total  other  income (expense)                                        45,243        (568,525)
                                                                       ------------    ------------

Income (loss) before income taxes and cumulative effect of change in
accounting principle                                                         60,977      (2,346,870)

Provision for income tax                                                     13,000              --


Tax benefit of net operating loss carryforward                              (13,000)             --

Cumulative effect of change in accounting principle                              --          10,890
                                                                       ------------    ------------

Net income (loss)                                                      $     60,977    $ (2,335,980)
                                                                       ============    ============

Basic earnings per share                                               $        .01    $       (.25)
                                                                       ============    ============

Diluted earnings per share                                             $        .01    $       (.25)
                                                                       ============    ============

Basic weighted average number of common shares outstanding                9,802,777       9,288,325
                                                                       ============    ============

Diluted weighted average number of common shares outstanding              9,809,256       9,288,325
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

                                                    KESTREL ENERGY INC.

                                                 Statements of Cash Flows

                                            Years ended June 30, 2004 and 2003

                                                                                2004            2003
                                                                            ------------    ------------
Cash flows from operating activities
   Net income (loss)                                                        $     60,977    $ (2,335,980)
   Adjustments to reconcile net loss to net cash
       used in operating activities
         Cumulative effect of change in accounting principle                          --         (10,890)
         Depreciation and depletion                                              124,022         339,002
         Dry holes, abandoned and impaired properties                                 --       1,238,214
         Loss on sale of available-for-sale securities                                --         575,893
         Gain on sale of property and equipment                                       --         (21,538)
         Debt for services and costs - related                                     1,584         141,594
         Other                                                                        --          10,098
         Changes in operating assets and liabilities, net of dispositions             --              --
             (Increase) in accounts receivable                                   (11,708)       (145,554)
             (Increase) decrease in other current assets                           6,229         (17,132)
             Increase (decrease) in accounts payable - trade                    (184,463)        189,309
             Increase (decrease) in accounts payable - related party                  --         (51,813)
             (Decrease) in accrued liabilities                                    15,584         (11,270)
                                                                            ------------    ------------
   Net cash provided (used) in operating activities                               12,225        (100,067)
                                                                            ------------    ------------
Cash flows from investing activities
   Capital expenditures                                                         (195,822)       (426,162)
   Proceeds from sale of securities                                                   --          56,241
   Proceeds from sales of property and equipment                                      --          20,017
                                                                            ------------    ------------
   Net cash (used) provided by investing activities                             (195,822)       (349,904)
                                                                            ------------    ------------
Cash flows from financing activities
   Loans from related parties                                                     50,000         940,000
   Repayment of notes - related parties                                               --        (252,651)
   Repayments of borrowings                                                           --        (516,000)
   Proceeds from issuance of common stock and warrants                                --         351,250
   Proceeds from warrant exercise                                                167,500              --
   Payment of offering costs                                                          --            (572)
                                                                            ------------    ------------
   Net cash provided by financing activities                                     217,500         522,027
                                                                            ------------    ------------
Net (decrease) in cash and cash equivalents                                       33,903          72,056
Cash and cash equivalents, beginning of year                                     128,604          56,548
                                                                            ------------    ------------
Cash and cash equivalents, end of year                                      $    162,507    $    128,604
                                                                            ============    ============
Supplemental cash flow information - cash paid for interest                 $     69,883    $     48,287
                                                                            ============    ============
Supplemental disclosure of noncash investing and financing activities
   Repayment of debt through securities                                     $         --         247,349
                                                                            ============    ============

   Asset Retirement Obligation                                              $     13,791    $    117,147
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

                               KESTREL ENERGY INC

                          Notes to Financial Statements

                             June 30, 2004 and 2003

                                                                          Years ended June 30,
                                                                 ----------------------------------------
                                                                       2004                 2003
                                                                 -----------------  ---------------------
                 Net earnings (loss):
                                                As reported      $          60,977  $          (2,335,980)
                                                Pro forma                   57,778             (2,341,995)

                 Basic Earnings per share:
                                                As reported                .01                 (.25)
                                                Pro forma                  .01                 (.25)
                 Diluted Earnings per
                 share:
                                                As reported                .01                 (.25)
                                                Pro forma                  .01                 (.25)

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

              The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share for 2004:

                                                                          2004
                                                 -------------------------------------------------------
                                                                                            Per Share
                                                   Net Income             Shares              Amount
                                                 ----------------     ----------------     -------------
                   Basic earnings per share:

                   Net income and share          $        60,977            9,802,777      $        .01
                   amounts

                   Dilutive securities
                   Stock options                                                6,479
                                                 ----------------     ----------------     -------------

                   Diluted earnings per share

                                                 ----------------     ----------------     -------------
                   Net income and assumed        $        60,977            9,809,256      $        .01
                   share conversion

                               KESTREL ENERGY INC

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

                               KESTREL ENERGY INC

                          Notes to Financial Statements

                             June 30, 2004 and 2003

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

      Asset retirement obligations as of July 1, 2003                                    $ 216,009
           Liabilities incurred                                                             13,791
           Liabilities settled                                                                  --
           Revision to estimate (included in depreciation, depletion and amortization)     (52,674)

                                                                                         ---------
      Asset retirement obligations as of June 30, 2004                                   $ 177,126
                                                                                         =========

                               KESTREL ENERGY INC

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

                               KESTREL ENERGY INC

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

              On December 5, 2002, the Plan was amended to extend the term of the Plan for an additional ten years to December 16, 2012 .

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

                               KESTREL ENERGY INC

                          Notes to Financial Statements

                             June 30, 2004 and 2003

              A summary of the status of the Company's fixed stock options plan as of June 30, 2004 and 2003, and changes during the years then ended is presented below:

                                                            2004                              2003
                                               -------------------------------   -------------------------------
                                                                   Weighted                          Weighted
                                                                   average                           average
                                                                   exercise                          exercise
                   Fixed options                   Shares           price            Shares            price
                                               --------------   --------------   --------------   --------------
      Outstanding at beginning of year              1,607,984             1.40        1,693,964   $         1.39
      Granted                                          10,000              .32           10,000              .33
      Exercised                                            --                                --               --
      Cancelled                                            --                                --               --
      Expired                                         105,133             2.19           95,980             1.13
                                               --------------   --------------   --------------   --------------

      Outstanding at end of year                    1,512,851             1.34        1,607,984   $         1.40
                                               ==============                    ==============

      Options exercisable at year end               1,512,851                         1,607,984
      Weighted average fair value of options
         granted during the year               $          .32                    $          .30
      Weighted average remaining
      contractual life                                   5.03                               5.6


(5)   Income Taxes

      At June 30, 2004 and 2003, the income tax expense recorded in the statements of operations consists of the following:

                                                  2004            2003

      Current                                $     13,000    $         --
      Deferred                                    454,000      (1,927,000)
      Use of deferred tax asset previously
            fully reserved                        (13,000)             --
      Less valuation allowance                   (454,000)      1,927,000
                                             ------------    ------------
                                             $         --    $         --
                                             ============    ============

       At June 30, 2004 and 2003, the effective income tax rate differs from the U.S. Federal and State statutory income tax rates due to the following:

                                                        2004             2003

      Federal and state statutory income tax rate          (39.0%)          (39.0%)
      Permanent differences                                  0.0%             0.0%
      Change in the valuation allowance                     39.0%            39.0%
                                                    ------------     ------------
                                                             0.0%             0.0%
                                                    ============     ============

      At June 30, 2004 and 2003, the principal sources of temporary differences resulting in deferred tax assets and liabilities are as follows:

                               KESTREL ENERGY INC

                          Notes to Financial Statements

                             June 30, 2004 and 2003

                                                       2004            2003
                                                   ------------    ------------
      Deferred tax assets:
          Net operating loss carry-forwards        $  5,094,000       4,060,000
          Depletion carry forwards                      273,000         282,000
          Oil and gas properties                             --         603,000
                                                   ------------    ------------
                       Total deferred tax assets      5,367,000       4,945,000

      Deferred liabilities:
          Oil and gas properties                       (537,000)       (569,000)
                                                   ------------    ------------
      Net deferred tax asset                          4,830,000       4,376,000
                                                   ------------    ------------

                                                     (4,830,000)     (4,376,000)
      Valuation allowance
                                                   ------------    ------------
          Net deferred tax assets                  $         --    $         --
                                                   ============    ============

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

      Future minimum rental commitments under non-cancelable operating leases as of June 30, 2004 are as follows:

                  Fiscal year:
                    2005                   $      39,988
                    2006                          41,167
                    2007                           3,439
                                           -------------
                                           $      84,594
                                           =============

      The Company has a commitment to pay delay rentals for June 30, 2005 of approximately $75,000 for the right to explore those properties.


(7)   Disclosures About Capitalized Costs, Costs Incurred and Major Customers

      Capitalized costs related to oil and gas producing activities at June 30, 2004 and 2003, are as follows:

                                                       June 30,
                                                 2004            2003

      Unproved - Domestic                    $    260,355    $    215,892
      Proved                                   11,081,664      10,918,017
                                             ------------    ------------

                                               11,342,019      11,133,909

      Accumulated depletion and impairment     (9,549,716)     (9,420,570)
                                             ------------    ------------

                                             $  1,792,303    $  1,713,339
                                             ============    ============

                               KESTREL ENERGY INC

                          Notes to Financial Statements

                             June 30, 2004 and 2003

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

      Estimated net quantities of proved developed and undeveloped reserves of oil and gas for the years ended June 30, 2004 and 2003, are as follows:

                               KESTREL ENERGY INC

                          Notes to Financial Statements

                             June 30, 2004 and 2003

                                              2004                             2003
                                   ----------------------------    ----------------------------
                                        Oil            Gas             Oil              Gas
                                      (BBLS)          (MCF)           (BBLS)           (MCF)
                                   ------------    ------------    ------------    ------------
      Beginning of year                 310,700       4,758,700         273,000      12,069,000
      Revisions of previous
         quantity estimates              76,300          77,600          43,000      (7,274,300)
      Extensions, discoveries
         and improved recovery               --         161,000          11,800         231,100
      Sales of reserves in place             --              --              --              --
      Production                        (19,300)       (255,400)        (17,100)       (267,100)
                                   ------------    ------------    ------------    ------------

      End of year                       367,700       4,741,900         310,700       4,758,700
                                   ============    ============    ============    ============

      Proved developed
      reserves - end of year            289,000       2,264,600         232,100       2,351,200
                                   ============    ============    ============    ============


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
                                                           ============    ============

                               KESTREL ENERGY INC

                          Notes to Financial Statements

                             June 30, 2004 and 2003

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